Form 10-Q
period 2007-03-31
SENORX INC
filed 2007-05-15
CIK 1097136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33382

SENORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0787406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Columbia, Suite A

Aliso Viejo, California 92656

(Address of principal executive offices) (Zip Code)

(949) 362-4800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007 17,085,923 shares of the registrant’s common stock were outstanding.

* The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on March 29, 2007, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON

SENORX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2007		December 31, 2006
	Actual	Pro Forma Stockholders’ Equity (Deficit)
ASSETS
Current Assets:
Cash and cash equivalents	$3,078,834		$7,412,986
Accounts receivable, net of allowance for doubtful accounts of $120,000	4,287,481		4,241,307
Inventory	5,104,485		4,988,695
Prepaid expenses and deposits	197,102		220,659

Total current assets	12,667,902		16,863,647
Property and equipment, net	1,085,777		1,100,599
Other assets, net of accumulated depreciation of $859,492, and $539,602, respectively	2,724,375		2,017,079

TOTAL	$16,478,054		$19,981,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,548,333		$4,122,477
Accrued expenses, including accrued employee compensation of $637,232 and $507,829, respectively	2,762,914		2,109,226
Deferred revenue—current	73,600		36,050
Current portion of long-term debt	4,938,453		3,209,621

Total current liabilities	10,323,300		9,477,374
Long-term debt—less current portion	8,713,573		10,596,147
Warrant liability	1,003,422		1,529,250

Total long-term liabilities	9,716,995		12,125,397
Convertible promissory notes (at fair value)	11,800,000		11,960,000
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit):
Series A convertible preferred stock—$1.00 par value; 3,000,000 shares authorized, issued and outstanding (2007 and 2006) (aggregate liquidation value of $3,000,000)	3,000,000	—	3,000,000
Series B convertible preferred stock—$2.50 par value; 3,532,040 shares authorized; 3,523,040 issued and outstanding (2007 and 2006) (aggregate liquidation value of $8,807,600)	8,807,600	—	8,807,600
Series C convertible preferred stock—$1.96 par value; 19,500,000 shares authorized; 17,861,899 (2007 and 2006) issued and outstanding (aggregate liquidation value of $35,009,323)	35,009,323	—	35,009,323
Common stock, $0.001 par value—45,000,000 shares authorized; 2,401,354 (2007) and 2,339,916 (2006) issued and outstanding actual, 10,760,923 issued and outstanding pro forma	2,401	10,761	2,371
Additional paid-in capital	5,540,887	62,349,450	5,262,394
Deferred compensation	(76,492)	(76,492)	(126,658)
Accumulated deficit	(67,645,960)	(67,645,960)	(65,536,476)

Total stockholders’ equity (deficit)	(15,362,241)	(5,362,241)	(13,581,446)

TOTAL	$16,478,054	$14,678,054	$19,981,325

SENORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$7,700,076	$5,834,148
Cost of goods sold	3,537,344	3,086,149

Gross profit	4,162,732	2,747,999
Operating expenses:
Selling and marketing	4,300,493	3,151,833
Research and development	1,468,204	1,129,689
General and administrative	782,536	646,526

Total operating expenses	6,551,233	4,928,048

Loss from operations	(2,388,501)	(2,180,049)
Interest expense	476,870	165,112
Change in fair value of convertible promissory notes and warrant valuation	(685,828)	—
Other income—net	(70,059)	(4,193)

Loss before provision for income taxes	(2,109,484)	(2,340,968)
Provision for income taxes	—	2,000

Net loss	$(2,109,484)	$(2,342,968)

Net loss per share	$(0.90)	$(1.07)

Weighted average shares outstanding-basic and diluted	2,343,320	2,199,442

Pro forma net loss per share basic and diluted	$(0.20)

Pro forma weighted average shares outstanding-basic and diluted	10,702,889

SENORX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances—December 31, 2006	3,000,000	$3,000,000	3,523,040	$8,807,600	17,861,899	$35,009,323	2,371,002	$2,371	$5,262,394	$(126,658)	$(65,536,476)	$(13,581,446)
Net proceeds from exercise of common stock options							30,352	30	23,915			23,945
Amortization of deferred compensation										50,166		50,166
Stock-based compensation									254,578			254,578
Net loss											(2,109,484)	(2,109,484)

Balances—March 31, 2007 (Unaudited)	3,000,000	$3,000,000	3,523,040	$8,807,600	17,861,899	$35,009,323	2,401,354	$2,401	$5,540,887	$(76,492)	$(67,645,960)	$(15,362,241)

SENORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,109,484)	$(2,342,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,993	201,555
Stock-based compensation	304,744	224,792
Loss on fixed asset abandonment	28,871	—
Provision for doubtful accounts	—	5,680
Amortization of debt discounts	78,156	54,799
Accretion of back-end interest on long-term debt	—	21,483
Change in fair value of convertible promissory notes and warrant debt discount	(685,828)	—
Changes in operating assets and liabilities:
Accounts receivable	(46,174)	(214,975)
Inventory	(383,525)	(456,477)
Prepaid expenses and deposits	20,381	(34,011)
Other assets	436,813	(246,787)
Accounts payable	(1,645,156)	864,450
Accrued expenses	(128,294)	489,575
Deferred revenue	37,550	40,938

Net cash used in operating activities	(3,800,953)	(1,391,946)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(197,846)	(185,121)

Net cash used in investing activities	(197,846)	(185,121)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock from stock option exercises	23,945	10,399
Payment of debt issuance costs	(35,629)	—
Proceeds from other borrowings	—	2,781,039
Repayment of other borrowings	(243,482)	(380,942)
Payment of deferred offering costs	(78,934)	—
Repayment of capital leases	(1,253)	—

Net cash used in financing activities	(335,353)	2,410,496

Net increase (decrease) in cash and cash equivalents	(4,334,152)	833,429
Cash and cash equivalents—beginning of year	7,412,986	482,259

Cash and cash equivalents—end of year	$3,078,834	$1,315,688

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,146	$—

Cash paid for interest	$310,139	$65,105

Inventory transferred to other assets	$267,735	$198,969

Debt issuance costs included in accounts payable and accrued expenses	$44,749	$—

Property and equipment acquired included in accounts payable	$—	$23,825

Property and equipment acquired included in deposits	$3,176	$—

Other assets included in accounts payable and accrued expenses	$810,245	$—

Equipment acquired under capital leases	$12,837	$—

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2007 and the results of operations and cash flows for the related interim periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on February 21, 2007 as part of the Company’s Registration Statement on Form S-1. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in our Registration Statement on Form S-1 for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed as of March 31, 2007.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

4. INVENTORY

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$3,167,742	$2,855,169
Work-in-process	165,180	178,284
Finished goods	1,771,563	1,955,242

	$5,104,485	$4,988,695

5. LONG-TERM DEBT

Working Capital Facility – On February 20, 2007 the Company amended the terms of its working capital facility extending the expiration date to February 2009. The amendment provided for increasing the aggregate limit on the working capital line from $3.5 million to $4.0 million and increased the advance rates on qualified accounts receivables from 75% to 80%. The working capital agreement, as amended, requires monthly interest payments at the bank’s prime rate plus 1.25% (9.5% at March 31, 2007) subject to minimum interest rate of 9.0%. In addition, the existing quick ratio and net revenue covenants have been replaced with a minimum tangible net worth requirement. At March 31, 2007, the outstanding balance was $2,750,867, $319,534 in borrowings were available and the Company was in compliance with all covenants.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2006 Subordinated Note—On December 8, 2006, the Company entered into a subordinated loan and security agreement with Escalate Capital, LLC for advances of up to $10,000,000, which was fully advanced to the Company as of December 31, 2006. This obligation bears interest at the rate of 11.5% per annum and is repayable in monthly interest only installments beginning November 30, 2006. However, at the option of the Company, 300 basis points of the accrued interest due through April 30, 2008, may be deferred until the maturity date of October 31, 2010. The Company has made this election and such amount will be added to the principal amount due and will accrue interest at 11.5%. The aggregate advances outstanding on the expiration of the drawdown period of June 30, 2007, shall be repaid in thirty (30) equal principal installments with the first installment due on May 30, 2008. The loan includes affirmative as well as negative covenants and is secured by substantially all of the Company’s assets. At March 31, 2007 the Company was in compliance with these covenants.

The Company shall have the option to prepay the loan prior to maturity with no premium or penalty. In connection with the committed line, the Company paid a non-refundable facility fee of $100,000, and issued warrants to purchase up to 206,742 shares of the Company’s Series C Preferred stock, vesting over one year, as defined, at an exercise price of $6.86 per share. Upon completion of the IPO in April 2007, the warrant will convert into 206,742 shares of common stock at an exercise price of $6.86 per share. The warrants expire on the earlier of (i) the seventh anniversary of the issue date or (ii) the third anniversary of the closing of the initial public offering of the Company’s common stock. The warrant allows for the exercise of the warrants after the one year anniversary of the issue date.

At March 31, 2007, the estimated fair value of the warrant is $1,003,422 based on the Black Scholes option pricing method with the following assumptions: expected volatility rate of 48%; risk-free interest rate of 4.5% and a term of 7 years. The warrant is carried as a liability on the Company’s balance sheet at its fair value with increases or decreases in fair value at each reporting date recorded in the statement of operations. The Company recorded income related to the change in fair value of $525,828 in the statement of operations for the three months ended March 31, 2007. In addition, $1,529,250 has been capitalized as part of debt discount costs as of the date of issuance and is being recognized as additional interest expense over the life of the loan.

6. CONVERTIBLE PROMISSORY NOTES

May 2006 Notes—On May 4, 2006, the Company sold convertible promissory notes with an aggregate principal amount of $8,000,000 to one affiliated institutional investor and two unrelated institutional investors (the “May 2006 Notes”). De Novo Ventures, a holder of in excess of 5% of the Company’s capital stock, purchased $1.0 million of the May 2006 Notes. Additionally, Frederick Dotzler, one of the Company’s directors, is a managing director of De Novo Management, L.L.C., the general partner of De Novo Ventures. Funds affiliated with AIG SunAmerica purchased $4.0 million of the May 2006 Notes. MPM BioEquities Master Fund L.P., purchased $3.0 million of the May 2006 Notes. AIG SunAmerica and MPM BioEquities are unaffiliated with the Company. Upon the closing of an initial public offering (“IPO”), the May 2006 Notes will automatically convert into shares of common stock at a 20% discount to the public offering price of the common stock (the “IPO conversion feature”). The Company is also obligated to pay interest to the holders of the May 2006 Notes, within 60 days of an IPO, of $1,800,000 in cash, which is equal to 22.5% of the principal amount of the notes. The entire amount of interest is due and payable irrespective of the timing of the IPO. That is, the Company will be obligated to pay interest through the maturity date even though the notes may be converted prior to maturity (the “make-whole provision”). To the extent the Company does not complete an IPO within eighteen months from the date of issuance, the principal amount of and interest on the May 2006 Notes, aggregating $9,800,000, will automatically convert into 5,000,000 shares of Series C preferred stock based upon a conversion price of $1.96 per share (the “Series C conversion feature”).

The Company determined that the May 2006 Notes contain certain features that may require bifurcation as embedded derivatives under SFAS No. 133, including the IPO conversion feature, the make-whole provision and the Series C conversion feature. The Company concluded that the IPO conversion feature would require bifurcation under SFAS No. 133. Therefore, in accordance with SFAS No. 155, the Company has made an irrevocable election to initially and subsequently measure the convertible promissory notes and the embedded derivatives, in its entirety, at fair value with subsequent changes in fair value recognized in the statement of operations.

At the date of the successful completion of the initial public offering in April 2007, which negates the Series C conversion feature, the fair value of the May 2006 Notes are $11,800,000, comprised of the $8,000,000 face value of the

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

notes, $1,800,000 million in interest and $2,000,000 associated with the stock discount. Consequently, the Company has adjusted the fair value of the May 2006 Notes to $11,800,000 and recorded the change in fair value of $160,000 in the statement of operations for the three months ended March 31, 2007.

7. STOCKHOLDERS’ EQUITY

In March 2007, the Company amended the current certificate of incorporation to reflect a 1-for-3.5 reverse stock split of common stock. All share and per share amounts relating to common stock and stock options included in the accompanying condensed financial statements and footnotes have been restated to reflect the reverse stock split.

Effective April 2, 2007, the Company amended and restated the certificate of incorporation (See Note 14).

8. STOCK OPTION PLANS

On February 16, 2007, the Company’s Board of Directors approved increasing the number of shares of Common Stock authorized under the 1998 Stock Option Plan by 214,285 shares to a new total of 1,992,856. In addition, the Board of Director’s approved, under the Company’s 1998 stock option plan, the issuance of options to employees to purchase an aggregate of 212,981 shares of common stock at an initial exercise price of $12.005 per share, which was the estimated fair market value of a share of common stock on the date of grant.

Upon the closing of the IPO, the Company established the 2006 Employee Stock Purchase Plan (see Note 14).

On May 7, 2007, the Company’s board of directors approved the issuance of additional options to employees (see Note 14).

9. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Upon adoption of FIN 48, the Company would have decreased retained earnings $410,000, except that the decrease was fully offset by the release of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not significant as of March 31, 2007. There are no penalties accrued as of March 31, 2007. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	1998 - 2006

California	1998 - 2006

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended March 31
	2007	2006
Weighted-average common stock outstanding	2,377,946	2,328,403
Less: Unvested common shares subject to repurchase	(34,626)	(128,961)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	2,343,320	2,199,442

The following outstanding options to purchase common stock, convertible preferred stock, and preferred stock warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect. The common stock equivalents for options and warrants are computed using the treasury stock method.

	March 31
	2007	2006
Common stock options	154,773	136,424
Convertible preferred stock	7,109,570	7,109,607
Preferred stock warrants	56,542	17,232

11. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management is not aware of any matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2007	2006
United States	$7,289,344	$5,528,095
Rest of world	410,732	306,053

Total	$7,700,076	$5,834,148

No customer accounted for 10% or more of net revenues for any period presented.

At March 31, 2007, the Company had three product classes. In January 2007, the Company revised its product classes to reflect the manner in which it is now assessing the Company’s performance and makes decisions. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net revenues by product class are as follows:

	Three Month Ended March 31
	2007	2006
Biopsy disposable products	$3,519,584	$2,308,611
Biopsy capital equipment products	480,828	316,030
Diagnostic adjunct products	3,699,664	3,209,507

Total	$7,700,076	$5,834,148

Substantially all of the Company’s assets are in the United States.

13. UNAUDITED PRO FORMA INFORMATION

Upon the closing of the IPO, the outstanding shares of convertible preferred stock converted into 7,109,570 shares of common stock and the May 2006 convertible promissory note converted into 1,249,999 shares. Pro forma balance sheet and net loss per share- basic and diluted reflects the conversion of all of the outstanding shares of convertible preferred stock and the convertible promissory note into shares of common stock.

The following table sets forth the computation of the denominator used in the computation of pro forma net loss per share.

March 31, 2007
Weighted-average common stock outstanding	2,377,946
Less: Unvested common shares subject to repurchase	(34,626)
Plus: Conversion of convertible preferred stock	7,109,570
Plus: Conversion of May 2006 convertible promissory note	1,249,999

Total weighted-average number of shares used in computing pro forma net loss per share-basic and diluted	10,702,889

14. SUBSEQUENT EVENTS

Initial Public Offering

The Company registered the initial public offering of its common stock, par value $.001 per share, in a Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007. The Company completed its initial public offering and sold 5,500,000 shares at $8.00 per share on April 3, 2007. Additionally, on April 20, 2007, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 825,000 shares at $8.00. Total expenses from the offering were approximately $5.8 million, which included underwriting discounts and commissions of $3.5 million, and approximately $2.2 million in other offering-related expense. Net offering proceeds, after deducting total expenses were approximately $44.8 million. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock converted to 7,109,570 shares of the Company’s common stock. In addition, the May 2006 convertible promissory notes were converted into 1,249,999 shares of common stock.

Authorized Shares of Common and Preferred Stock

Effective April 2, 2007, the Company amended and restated the certificate of incorporation to increase the authorized shares of common stock to 100,000,000 and create 10,000,000 shares of undesignated preferred stock.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Issuance of Stock Options to Employees

On May 7, 2007, the Company’s board of directors approved, under the Company’s 2006 equity incentive plan, the issuance of options to employees to purchase an aggregate of 82,605 shares of common stock at an exercise price of $8.00 per share, which was the fair market value of a share of common stock on the date of grant.

Employee Stock Purchase Plan

Effective April 3, 2007, the closing date of the Company’s IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan was adopted to provide eligible employees of the Company with an incentive to advance the best interests of the Company by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing April 1 and October 1 of each year during the term of the Purchase Plan, except for the first such offering period, which will commence on the first trading day on or after March 28, 2007 and will end on the first trading day on or after September 30, 2007. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of March 31, 2007, no shares had been issued under the Purchase Plan.

Director Compensation

Effective upon the closing of the IPO, each outside director will receive, for his services on the board, $3,750 per meeting attended in person, or $1,500 per meeting attended telephonically. Each outside director who serves on the Company’s audit committee or compensation committee will also receive, for his or her service on such committee, $1,000 per meeting attended in person, or $500 per meeting attended telephonically. In addition, the chairpersons of the audit and compensation committee will each annually receive $8,500 and $4,250, respectively, which will be paid on a quarterly basis, in consideration for their services in these respective roles. Directors may be reimbursed for expenses incurred in connection with their attendance at board and committee meetings.

In addition, effective upon the closing of the IPO, each person who is an outside director, or who is elected or appointed for the first time to be an outside director, will be granted an initial option on the date of the closing of the IPO or on the date of his or her election or appointment to the board, to purchase 20,000 shares of the Company’s common stock. The initial option grants become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date. Beginning in 2007, outside directors who have been directors for at least six months will also receive a subsequent option to purchase 6,750 shares of the Company’s common stock on June 1, 2007 and on the date of each annual shareholder’s meeting for each year thereafter. Such option will also become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We develop, manufacture and sell minimally-invasive medical devices for the diagnosis of breast cancer. We were incorporated in 1998. From our inception until 2002, our principal activity was the development and regulatory clearance of our initial products, primarily our biopsy tissue markers and our first breast biopsy system, the SenoCor 360. We launched our first tissue markers in 2002 and our SenoCor 360 in 2003.

In 2004, we received 510(k) clearance from the FDA to market our EnCor breast biopsy system, our flagship diagnostic product, conducting market preference testing commencing in the fourth quarter of 2004. Over the subsequent period ending in October 2005, we began selling the product on a limited basis while we focused on enhancing certain elements of the product to optimize its performance, and we subsequently progressed with a full commercial launch of our EnCor system in November 2005.

We are currently developing minimally-invasive products for surgical excision of lesions and for breast cancer treatment. We expect to hear from the FDA regarding our application for 510(k) clearance for our Radiation Balloon late in the second quarter or early in the third quarter of 2007. We are also developing breast surgery and breast reconstruction devices, our Single Step, Shape Select and GED, for which we respectively expect to enter limited launch phases in late 2008.

We have historically derived our revenue primarily from our tissue marker products. However, our EnCor system accounted for a majority of our revenue growth in 2006, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, which may not ultimately occur, including growth of our sales force, growth in the market for minimally-invasive breast biopsy procedures and rapid adoption of the product by physicians who specialize in breast care. We expect our Radiation Balloon to rapidly become a significant contributor to our revenues. The Radiation Balloon is still under development and there remain significant challenges that must be overcome before it can be commercialized, including receipt of regulatory clearance from the FDA and developing it as a product that meets our design specifications, which involves creating a compelling alternative to competing devices.

For the three months ended March 31, 2007, we generated net revenues of $7.7 million and a net loss of $2.1 million. As of March 31, 2007, our accumulated deficit was $67.6 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, seek regulatory clearance and prepare for the commercialization of our Radiation Balloon and devote resources to our sales and marketing and research and development activities.

In the second half of 2006, as a part of our settlement of litigation with Suros Surgical Systems (now a wholly-owned subsidiary of Hologic), we implemented a design modification to the EnCor system cutter. This effort resulted in a short-term decrease in yields, the obsolescing of certain inventory and a delay in implementing certain cost improvements related to production and manufacturing, which had an adverse effect on our costs of goods sold for the third and fourth quarters of 2006. Additionally, our third quarter 2006 revenues were adversely impacted by our efforts earlier in the year to integrate a large number of newly-hired sales representatives.

Net Revenues

We derive our revenue primarily from the sales of our breast biopsy systems, breast biopsy capital, our tissue markers, and other products for breast care. Nearly all of our sales are generated in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and SenoCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital and marker products will continue to grow in 2007. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will increase in 2007 due to design and production process improvements, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

Operating Expenses

Our operating expenses consist of research and development, selling and marketing, and general and administrative expenses. Stock-based compensation, a non-cash item, is primarily included in these expenses.

Our research and development expenses consist of salaries and related expenses of our research and development personnel and consultants and costs of product development, which include patent filing and maintenance costs, production engineering, clinical and regulatory support and post-clearance clinical product enhancements. We expense all our research and development costs as they are incurred. We expect research and development expenses to increase in absolute terms as we continue to develop, enhance, obtain clinical results and commercialize existing and new products; however, for 2007, we believe that research and development expenses will remain approximately equivalent to the expenses incurred in 2006.

Our selling and marketing expenses consist of salaries and related expenses of our direct sales team and sales management, travel, clinical education and training expenses, marketing and promotional expenses, and costs associated with tradeshows. We expect selling and marketing expenses to increase in absolute terms as we expand our sales organization and promotional activities.

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies.

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock options granted prior to January 1, 2006 and determined to have been issued at less than estimated fair value. We expect to incur additional stock-based compensation expense, primarily for options granted subsequent to January 1, 2006, which will be accounted for under SFAS No. 123R.

Interest

Interest represents income generated from our cash and cash equivalents which are invested generally in liquid money-market funds, offset by expense incurred on our debt obligations. These debt obligations include a working capital facility, an equipment facility and long-term notes payable. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests are amortized to interest expense over the term of the related debt obligations. We expect interest income to increase due to the receipt of proceeds from this offering.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets. Income tax expense relates to certain state taxes.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	45.9	52.9

Gross profit	54.1	47.1
Operating expenses:
Selling and marketing	55.8	54.0
Research and development	19.1	19.4
General and administrative	10.2	11.1

Total operating expenses	85.1	84.5

Loss from operations	(31.0)	(37.4)
Interest	6.2	2.8
Change in fair value of convertible promissory notes and warrant valuation	(8.9)	—
Other income, net	(0.9)	(0.1)
Provision for income taxes	—	—

Net loss	(27.4)%	(40.2)%

Three months ended March 31, 2007 and 2006

Net Revenues. Net revenues increased $1.9 million, or 32.0%, to $7.7 million for the three months ended March 31, 2007 from $5.8 million for the three months ended March 31, 2006. The increase primarily consisted of $1.2 million in biopsy disposable revenues, an increase of 52.0% from the three months ended March 31, 2006 due to a larger installed base of EnCor systems. Biopsy capital revenues increased $200,000, or 52.0% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2006. Diagnostic adjunct revenues increased $500,000, or 15.0% primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $450,000, or 14.6%, to $3.5 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit as a percentage of net revenue increased by 7.0% to 54.1% for the three months ended March 2007 from 47.1% in March 2006. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and allocating manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.1 million, or 36.4%, to $4.3 million for the three months ended March 31, 2007 from $3.2 million for the three months ended March 31, 2006. The increase primarily consisted of $700,000 in salaries and related employee costs due to the expansion of our sales organization, $150,000 related to sales travel, $200,000 attributable to sales promotion and training programs and $50,000 in stock-based compensation charges for new option grants.

Research and Development Expenses. Research and development expenses increased $350,000, or 30.0%, to $1.5 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. The increase in these expenses primarily consisted of $75,000 in salaries and the related employee costs, $75,000 in department overhead costs as a result of increased headcount, $125,000 associated with project costs for the development of the radiation balloon, as well as $75,000 in patent and legal fees related to the radiation balloon development.

General and Administrative Expenses. General and administrative expenses increased $150,000, or 21.0%, to $800,000 for the three months ended March 31, 2007 from $650,000 for the three months ended March 31, 2006. The increase primarily consisted of professional fees of $150,000 associated with our financial reporting function, $125,000 related to increased headcount and increased compensation, a one time expense of $75,000 in fees as recognition of past years services for a member of the board of directors, which was triggered by the completion of the IPO and $50,000 in stock-based compensation charges for new option grants. These increases were partially offset by a $250,000 decrease in legal fees associated with the resolution of the Suros lawsuit in May 2006.

Interest Expense. Interest expense increased $312,000 to $477,000 for the three months ended March 31, 2007 from $165,000 for the three months ended March 31, 2006. The increase was due to December 2006 notes payable and higher interest rates on our working capital facility.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the three months ended March 31, 2007, we recorded an aggregate of $686,000 for the changes in fair value of our May 2006 notes in accordance with FAS No.155 of $160,000 and $526,000 for the reduction in the value of the warrant liability.

Other Income - Net. Other income increased $66,000 to $70,000 for the three months ended March 31, 2007 from $4,000 for the three months ended March 31, 2006. The higher cash balances resulting from the May 2006 issuance of the $8.0 million convertible promissory notes and the December 2006 note payable contributed to the increase in interest income.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of March 31, 2007, we had an accumulated deficit of $67.6 million. From inception through March 31, 2007, we generated cumulative gross profit from the sale of our product offerings of $40.9 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our May 2006 issuance of convertible promissory notes and December 2006 subordinated note, as well as our April 2007 initial public offering. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million as of December 31, 2006. Proceeds from the issuance of the May 2006 convertible promissory notes totaled $8.0 million. Proceeds from the issuance of the December 2006 subordinated note were $10.0 million, of which $1.2 million was used to repay the 2004 subordinated note. Net proceeds from our initial public offering totaled $44.8 million. All of our preferred stock converted into common stock upon the closing of the initial public offering.

We believe that our cash and cash equivalents and our anticipated ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million, for the three months ended March 31, 2007, which was a function of a decrease in accounts payable and accrued expenses of $1.8 million, an increase in inventory of $384,000, and an increase in accounts receivable of $46,000. These uses of cash were offset by a decrease in other assets of $437,000 and an increase in deferred revenue of $38,000. The $1.8 million decrease in accounts payable and accrued expenses resulted from the use of proceeds from the December 2006 promissory note which allowed us to reduce outstanding vendor balances. The aggregate increased investment in inventory of $384,000 resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to approximate current levels for 2007. The increase in accounts receivable was primarily due to an increase in net sales. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant as compared to 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $198,000 during the three months ended March 31, 2007, was primarily attributable to the addition of demonstration units and new manufacturing molds.

Net Cash Used in Financing Activities

Net cash used in financing activities was $335,000 during the three months ended March 31, 2007 was primarily attributable to the payment of $36,000 for debt issuance costs related to the December 2006 subordinated note and restructured working capital facility, an aggregate of $243,000 in scheduled repayments under our various debt facilities and $79,000 in cash paid for deferred offering costs including legal, accounting and printing fees, which will be reclassified to additional paid-in capital at the completion of the IPO in April 2007. These uses of cash were offset by $24,000 related to proceeds from the issuance of common stock from option exercises

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of December 31, 2006, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material pending or threatened litigation.

ITEM 1A.	RISK FACTORS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002 and fully launched our flagship product, the EnCor system, in November 2005. We incurred net losses of $8.6 million in 2005, $15.4 million in 2006, $2.1 million in the quarter ended March 31, 2007, and, as of that date, had an accumulated deficit of approximately $67.6 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, seek regulatory clearance and prepare for the commercialization of the Radiation Balloon and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding.

Our success depends upon market adoption of our EnCor system, without which our results of operations will suffer.

We have historically derived our revenue primarily from our tissue marker products. However, our EnCor system, launched in November 2005, accounts for a majority of our revenue growth, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, including:

•	the adequacy of third-party reimbursement for the minimally-invasive procedures in which EnCor is used;

•	the market for minimally-invasive breast biopsy procedures will continue to grow;

•	we will be able to demonstrate compelling clinical data supporting EnCor’s safety and effectiveness;

•	key features of EnCor will represent compelling technological advancements to potential users;

•	EnCor will be endorsed by key opinion leaders; and

•	physicians who specialize in breast care will rapidly adopt EnCor.

Even if we are able to present potential customers with compelling clinical data, technological advancements or influential user experiences, they may be reluctant to switch from a competing device to which they have grown accustomed. We may not be successful in our near-term strategy of marketing EnCor to our existing customer base of tissue marker users, and users of our earlier vacuum-assisted breast biopsy system, our SenoCor 360. Our commercial success also depends on the continued general market shift to less invasive biopsy procedures. Failure of EnCor to be widely adopted would significantly harm our future financial performance.

Our future success will depend in part upon our ability to develop, obtain regulatory clearance for and successfully introduce our Radiation Balloon.

We expect our Radiation Balloon, for which we expect to receive FDA 510(k) action late in the second quarter or early in the third quarter of 2007, to rapidly become a significant contributor to our revenues. The Radiation Balloon is still under development and there remain significant challenges that must be overcome before it can be commercialized, including:

•	developing it as a product that meets our design specifications, which involves creating a compelling alternative to competing devices;

•	protecting it with intellectual property rights;

•	obtaining FDA regulatory clearance or approval and adequate third-party reimbursement;

•	producing compelling clinical data on safety and effectiveness;

•	partnering, as necessary, with suppliers; and

•	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

If we are able to overcome these challenges, we may nevertheless be unable to convince potential customers that the Radiation Balloon represents a compelling alternative to competing products. Our commercial success will also depend on a general market shift from whole to partial breast radiation. Our commercialization of the Radiation Balloon could be significantly below expectations or not achieved at all, which would have a material adverse effect on our future financial performance.

We have limited clinical data regarding the safety and efficacy of our products. If future data or clinical experience is negative, we may lose significant market share.

Our success depends on the acceptance of our products by the medical community as safe and effective. Physicians that may be interested in using our products may hesitate to do so without long-term data on safety and efficacy. The limited clinical studies on some of our products that have been published or presented as abstracts at major medical meetings typically have been based on the work of a small number of physicians examining small patient populations over relatively short periods. Accordingly, the results of these clinical studies do not necessarily predict long-term clinical results, or even short-term clinical results from the broader physician community. If future safety or efficacy data or clinical experience is negative, we may lose significant market share.

We compete against companies that have more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.

Many of our products compete, and our future products may compete, against products that are more established and accepted within our target markets. With fewer resources and operating history than many of our competitors and potential future competitors, and a less-established reputation, it may be difficult for our products to gain significant market penetration. We may be unable to convince physicians to switch their practice away from competing devices. Competing effectively will require us to distinguish our company and our products from our competitors and their products, and turns on factors such as:

•	ease of use and performance;

•	price;

•	quality and scale of our sales and marketing efforts;

•	our ability to offer a broad portfolio of products across the continuum of breast care;

•	establishing a strong reputation through compelling clinical study publications and endorsements from influential physicians; and

•	brand and name recognition.

Competition could result in price-cutting, reduced profit margins and loss of market share, any of which could have a material adverse effect on our results of operations. In addition, our competitors with greater financial resources could acquire other companies that would enhance their name recognition and market share, and allow them to compete more effectively by bundling together related products. We also anticipate that new products and improvements to existing products could be introduced that would compete with our current and future products. If we are unable to compete effectively, we will not be able to generate expected sales and our future financial performance will suffer.

Our ability to compete depends upon our ability to innovate, develop and commercialize new products and product enhancements.

The markets in which we compete involve rapid and substantial technological development and product innovations. There are few barriers to prevent new entrants or existing competitors from developing or acquiring products or technological improvements that compete effectively against our products or technology. If we are unable to innovate successfully to anticipate or respond to competitive threats, obtain regulatory approvals, or protect such innovation with defensible intellectual property, our revenues could fail to grow or could decline. Our business strategy is in part based upon our expectation that we will continue to make frequent new product introductions and improvements to existing products that will be demanded by our target customers. If we are unable to continue to develop new products and technologies as anticipated, our ability to grow and our future financial performance could be materially harmed.

Our business strategy is heavily focused on integrated breast centers and other large institutions.

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the year ended December 31, 2006, and quarter ended March 31, 2007, represented approximately 7.6% and 7.8%, respectively, of our total revenues. We cannot assure you that Kaiser or other customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

Our strategy of providing a broad array of products to the breast care market may be difficult to achieve, given our size and limited resources.

We aim to be an attractive and convenient supplier for integrated breast centers by offering a broad product line of minimally-invasive devices for breast care specialists. Commercializing several product lines simultaneously may be difficult because we are a relatively small company. Additionally, offering a broad product line will require us to manufacture, sell and support some products that are not as profitable or in as high demand as some of our other products, which could have a material adverse effect on our overall results of operations. To succeed in our approach, we will need to grow our organization considerably and enhance our relationships with third-party manufacturers and suppliers. If we fail to make product introductions successfully or in a timely manner because we lack resources, or if we fail to adequately manufacture, sell and support our existing products, our reputation may be negatively affected and our results of operations could be materially harmed.

We believe that demand for minimally-invasive products for the diagnosis and treatment of breast cancer must grow in order for our business to grow as anticipated.

While there have been trends in recent years that favor increased screening, diagnosis and treatment of breast cancer, these trends may not continue. For example, the incidence of breast cancer in the United States appears to have fallen from its highest level over the last few years. Additionally, while the number of breast biopsies performed annually has increased significantly since 1997 when the American Cancer Society updated its guidelines for breast cancer screening, recommending that women should begin annual screening at age 40 rather than the previously recommended age 50, new guidance could be published that could support a reversal of this trend. Some studies conclude that annual breast cancer screening by mammography for women under age 50 may be more harmful, due to increased radiation exposure, than beneficial. These factors, in addition to possible future innovations in screening technologies or in breast cancer treatment options, could result in a decline in breast biopsy procedures and radiation therapy, which could reduce our overall market.

We have limited sales and marketing experience and failure to build and manage our sales force or to market and distribute our products effectively could have a material adverse effect on our results of operations.

We rely on a direct sales force to sell our products. In order to meet our anticipated sales objectives, we expect to grow our sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including our ability to:

•	hire and successfully integrate qualified individuals as needed;

•	provide adequate training for the effective sale of our products; and

•	retain and motivate our sales employees.

We expect our Radiation Balloon under development to be a principal driver of future growth. However, our sales force historically has primarily sold diagnostic products and therefore has limited experience selling a therapeutic device. Our Radiation Balloon would compete with products that are well-established. Accordingly, it is difficult for us to predict how well our sales force will perform.

Our failure to adequately address these risks could have a material adverse effect on our ability to sell our products, causing our revenues to be lower than expected and harming our results of operations.

We may be subject in the future to costly claims of infringement or misappropriation of the intellectual property rights of others, which could impact our business and harm our operations.

Our industry has been characterized by frequent demands for licenses and litigation. Our competitors, potential competitors or other patent holders may, in the future, assert that our products and the methods we employ are covered by their patents or misappropriate their intellectual property. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There also could be existing patents that one or more components of our systems may inadvertently infringe. Although we may seek to settle any future claims, we may not be able to do so on reasonable terms, or at all. If we lose a claim against us, we may be ordered to pay substantial damages, including compensatory damages, which may be trebled in certain circumstances, plus prejudgment interest. We also could be enjoined, temporarily, preliminarily or permanently, from making, using, selling, offering to sell or importing our products or technologies essential to our products, which could significantly harm our business and operating performance.

We may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect our own intellectual property. Enforcing our patent rights against infringers, even when such litigation is resolved in our favor, could involve substantial costs and divert management’s attention from our core business and harm our reputation.

If we are unable to obtain and maintain intellectual property protection covering our products, others may be able to make, use or sell our products, which could have a material adverse effect on our business and results of operations.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology, products and our competitive position in the market. Additionally, our patent applications, including those covering our EnCor system, may not result in patents being issued to us or, if they are issued, may not be in a form that is advantageous to us. Any patents we obtain may be challenged or invalidated by third parties. Competitors also may design around our protected technology or develop their own technologies that fall outside our intellectual property rights. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we cannot be certain that the steps we have taken to protect our intellectual property will be effective or that any remedies we may have in these circumstances would be adequate. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may not have adequate intellectual property protection for some of our products and products under development and consequently may need to obtain licenses from third parties. For example, we believe that we may need to obtain a third-party license related to our Guided Electrosurgical Dissection, or GED, device, which is currently under development. If we are unable to negotiate a license on terms acceptable to us, we may be unable to market our GED device unless we redesign it, which could have a material adverse effect on our future results of operations.

We are dependent on sole-source and single-source suppliers for certain of our products and components, thereby exposing us to supply interruptions that could have a material adverse effect on our business.

We have one product and several components of other products that we obtain from sole suppliers. We rely on one vendor for our Gamma Finder product, one vendor for our biopsy probe motors and one vendor for a biopsy probe coating. Other products and components come from single suppliers, but alternate suppliers are easier to identify. However, in many of these cases we have not yet qualified alternate suppliers and rely upon purchase orders, rather than longer-term supply agreements. We also do not carry a significant inventory of most components used in our products and generally could not replace our suppliers without significant effort and delay in production. In addition, switching components may require product redesign and new regulatory clearances by the FDA, either of which could significantly delay or prevent production and involve substantial costs.

Reliance on third-party vendors may lead to unanticipated interruptions in supply or failure to meet demand on a timely basis. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components could limit our ability to manufacture our products and fulfill customer orders on a timely basis, which could harm our reputation and revenues.

We have limited experience manufacturing certain components of our products in significant quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties in manufacturing relating to our products and products under development for the following reasons:

•	our limited experience in manufacturing such products in significant quantities and in compliance with the FDA’s Quality System Regulation;

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the manufacturing, assembly and testing operations; and

•	some of the components and materials that we use in our manufacturing operations are currently provided by sole and single sources of supply.

Our limited manufacturing experience has in the past resulted in unexpected and costly delays. For example, in 2006, as a part of our settlement of litigation with Suros Surgical Systems (now a wholly-owned subsidiary of Hologic), we implemented a redesign to the EnCor system cutter. This effort resulted in a short-term decrease in yields and a delay in implementing certain cost improvements, which had an adverse effect on our costs of goods sold. In addition, although we believe that our current manufacturing capabilities will be adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities if we experience faster-than-expected growth. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve wide market adoption for our EnCor system or other products and products under development. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our product sales.

We rely on third-party manufacturers for certain components, and the loss of any of these manufacturers, or their inability to provide us with an adequate supply of high-quality components, could have a material adverse effect on our business.

Although we manufacture certain components and assemble some of our products at our corporate headquarters in Aliso Viejo, California, we rely on third parties to manufacture most of the components of our products and are in the process of transferring additional manufacturing and assembly to our Thailand contract manufacturer. Some of these relationships are new and we have not had experience with their large commercial-scale manufacturing capabilities. For example, since the end of 2005, we have been transferring a portion of our manufacturing operations to a third party in Thailand. Because of the distance between California and Thailand, we may have difficulty adequately supervising and supporting its operations. There are several risks inherent in relying on third-party manufacturers, including:

•	failure to meet our requirements on a timely basis as demand grows for our products;

•	errors in manufacturing components that could negatively affect the performance of our products, cause delays in shipment of our products, or lead to malfunctions or returns;

•	inability to manufacture products to our quality specifications and strictly enforced regulatory requirements;

•	inability to implement design modifications that we develop in the future;

•	unwillingness to negotiate a long-term supply contract that meets our needs or to supply components on a short-term basis on commercially reasonable terms;

•	prioritization of other customers orders over ours; and

•	inability to fulfill our orders due to unforeseen events, including foreign political events, that result in a disruption of their operations.

If a manufacturer fails to meet our needs with high-quality products on a timely basis, we may be unable to meet customer demand, which could have a material adverse effect on our reputation and customer relationships.

Changes in coverage and reimbursement for procedures using our products could affect the adoption of our products and our future revenues.

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Also, healthcare reform legislation or regulation may be proposed or enacted in the future that adversely affects these policies and amounts. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share.

Any acquisitions that we make could disrupt our business and have an adverse effect on our financial condition.

We expect that in the future we may identify and evaluate opportunities for strategic acquisitions of complementary product lines, technologies or companies. We may also consider joint ventures and other collaborative projects. However, we may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and the management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring other product lines, technologies or companies. We may spend time and money on projects that do not increase our revenues. Any cash acquisition we pursue would diminish the funds available to us for other uses, and any stock acquisition would be dilutive to our stockholders.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and NASDAQ listing.

As a public company, we will require greater financial resources than we have had as a private company. We will need to hire additional employees for our finance department. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to NASDAQ delisting, SEC investigation, and civil or criminal sanctions.

Product liability claims may lead to expensive and time-consuming litigation, substantial damages, increased insurance rates, and may have a material adverse effect on our financial condition.

Our business exposes us to potential product liability claims that are inherent in the manufacturing, marketing and sale of medical devices. For example, in the past we experienced, and in the future could experience, an issue related to the tip of our Gel Mark Ultra Biopsy Site Marker shearing off in the patient’s breast during the biopsy procedure, which could lead to a claim of damages, though none has previously been made. We may be unable to avoid product liability claims, including those based on manufacturing defects or claims that the use, misuse or failure of our products resulted in a misdiagnosis or harm to a patient. Although we believe that our liability coverage is adequate for our current needs, and while we intend to expand our product liability insurance coverage to any products we intend to commercialize, insurance may be unavailable, prohibitively expensive or may not fully cover our potential liabilities. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to market our products and to develop new products. Defending a product liability lawsuit could be costly and have a material adverse effect on our financial condition, as well as significantly divert management’s attention from conducting our business. In addition, product liability claims, even if they are unsubstantiated, may damage our reputation by raising questions about our products’ safety and efficacy, which could materially adversely affect our results of operations, interfere with our efforts to market our products and make it more difficult to obtain commercial relationships necessary to maintain our business.

We may be adversely affected by the impact of environmental and safety regulations.

We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the disposal of hazardous wastes and the health and safety of our employees. We may be required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws and regulations, we could incur fines, penalties or other sanctions, which could adversely affect our business and our financial condition and cause our stock price to decline. We also may incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for substantial costs and damages arising from any contamination at our present facilities or third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

Our success will depend on our ability to attract and retain key personnel, particularly members of management and scientific staff.

We believe our future success will depend upon our ability to attract and retain employees, including members of management, engineers and other highly skilled personnel. Our employees may terminate their employment with us at any time. Hiring qualified personnel may be difficult due to the limited number of qualified professionals and the fact that competition for these types of employees is intense. If we fail to attract and retain key personnel, we may not be able to execute our business plan.

We may be unsuccessful in our long-term goal of expanding our product offerings outside the United States and Canada.

For both the year ended December 31, 2006 and for the quarter ended March 31, 2007, we derived approximately 95% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

Although some of our products have regulatory clearances and approvals from jurisdictions outside the United States and Canada, many do not. These products may not be sold in these jurisdictions until the required clearances and approvals are obtained. We cannot assure you that we will be able to obtain these clearances or approvals on a timely basis, or at all. In Japan, recent changes in the laws and regulations governing the approval process for medical devices has made it unlikely that we will be able to obtain approvals for our products within the foreseeable future.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Future ownership changes, including changes resulting from or affected by our initial public offering, may adversely affect our ability to use our remaining net operating loss carryforwards. If our ability to use net operating loss carryforwards is limited, we may be subject to tax on our income earlier than we would otherwise be had we been able to fully utilize our net operating loss carryforwards.

Risks Related to Regulatory Matters

The FDA may find that we do not comply with regulatory requirements and take action against us.

Our products and facilities are subject to periodic unannounced inspections by the FDA and other regulatory bodies. In particular, we are required to comply with the FDA’s Quality System Regulations, or QSRs, and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, shipping and post-market surveillance of our products.

We underwent an inspection of our facilities by the FDA in April 2005, which resulted in the issuance in July 2005 of a Warning Letter from the FDA related to, among other things, our failure to adequately validate manufacturing changes we undertook to prevent the tip of the Gel Mark Ultra Biopsy Site Marker from shearing off in the patient’s breast during the biopsy procedure, which we had experienced. The letter required us to take prompt action to strengthen our Quality System and product engineering area. We responded to the FDA with a comprehensive corrective action plan in August 2005. We believe we are in compliance with the QSRs. However, during a future inspection, the FDA may determine that we have failed to adequately or completely implement the corrective action plan or may find additional material violations. Such a determination could lead the FDA to commence an enforcement action against us, which may include the following sanctions:

•	injunctions, fines, other civil penalties or additional Warning Letters;

•	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

•	suspension or withdrawal of our FDA clearances or approvals;

•	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

•	product recalls, product seizures or criminal prosecution of our company, our officers or our employees.

Any of these could have a material adverse effect on our reputation, results of operation and financial condition.

If we fail to obtain or maintain necessary FDA clearances or approvals for products, or if clearances or approvals are delayed, we will be unable to commercially distribute and market our products in the United States.

Our products are medical devices, and as such are subject to extensive regulation in the United States and in the foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive 510(k) clearance or premarket approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is complete, but it may take longer. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is completed or even longer. Achieving a completed application is a process that may require numerous clinical trials and the filing of amendments over time. We expect that our products in the foreseeable future will be subject to 510(k) procedures and not premarket approval, or PMA, applications. We may not be able to obtain additional FDA clearances or approvals in a timely fashion, or at all. Delays in obtaining clearances or approvals could adversely affect our revenues and profitability.

Modifications to our devices may require new 510(k) clearances, which may not be obtained.

The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance; however, the FDA can review a manufacturer’s decision. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use would require a 510(k) clearance or possibly a premarket approval.

We have modified aspects of some of our products since receiving FDA clearance, but we believe that new 510(k) clearances are not required. We may make additional modifications, and in appropriate circumstances, determine that new clearance or approval is unnecessary. The FDA may not agree with our decisions not to seek new clearances or approvals. If the FDA requires us to seek 510(k) clearances or approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain clearance or approval. Also, in these circumstances we may be subject to adverse publicity, regulatory Warning Letters and significant fines and penalties.

Government regulation imposes significant restrictions and costs on the development and commercialization of our products.

Any products cleared or approved by the FDA are subject to on-going regulation. Any discovery of previously unknown or unrecognized problems with the product or a failure of the product to comply with any applicable regulatory requirements can result in, among other things:

•	Warning Letters, injunctions, fines or other civil penalties;

•	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

•	suspension or withdrawal of our FDA clearances or approvals;

•	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

•	product recalls, product seizures or criminal prosecution of our company, our officers or our employees.

Any of these could have a material adverse effect on our reputation and results of operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our common stock has been publicly traded for a short time and an active trading market may not be sustained.

Prior to March 2007, there had been no public market for our common stock. An active trading market may not be sustained. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies, products or technologies by using our shares as consideration.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

As a public company, we provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of sales of our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	our ability to develop, obtain regulatory clearance or approval for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	announcements of technological or medical innovations for the diagnosis and treatment of breast cancer;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

Our directors, executive officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders that currently hold more than 5% of our common stock together control nearly a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might have a material adverse effect on the market price of our common stock and may not be in the best interest of our other stockholders.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

There are approximately 9,480,572 shares of common stock eligible for sale beginning approximately 180 days after the date of our initial public offering upon the expiration of lock-up arrangements with our stockholders. If our stockholders sell substantial amounts of our common stock in the public upon the lock-up expiration, the market price of our common stock could decline.

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that could discourage a takeover.

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws;

•	limitations on stockholder actions by written consent; and

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of our common stock and limit the price that investors might be willing to pay in the future for shares of the common stock.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, we anticipate that capital appreciation of our common stock, if any, will be your sole source of potential gain for the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007. On April 3, 2007 we completed the initial public offering of our common stock by selling 5.5 million shares at $8.00 per share. Consequently, we did not use any proceeds from the offering on or prior to March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 14, 2007, we announced the appointment of Vickie Capps to our board of directors, effective June 14, 2007.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Kevin J. Cousins
Kevin J. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.