Form 10-Q
period 2007-06-30
SENORX INC
filed 2007-08-14
CIK 1097136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐ *

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2007 17,092,091 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON

SENORX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$44,541,309	$7,412,986
Accounts receivable, net of allowance for doubtful accounts of $113,169 and $120,000, respectively	4,477,568	4,241,307
Inventory	5,419,672	4,988,695
Prepaid expenses and deposits	456,087	220,659

Total current assets	54,894,636	16,863,647
Property and equipment, net	1,136,844	1,100,599
Other assets, net of accumulated depreciation of $446,653, and $539,602, respectively	433,146	2,017,079

TOTAL	$56,464,626	$19,981,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,846,838	$4,122,477
Accrued expenses, including accrued employee compensation of $815,711 and $507,829, respectively	2,297,351	2,109,226
Deferred revenue—current	66,850	36,050
Current portion of long-term debt	4,924,249	3,209,621

Total current liabilities	9,135,288	9,477,374
Long-term debt—less current portion	8,752,676	10,596,147
Warrant liability	—	1,529,250

Total long-term liabilities	8,752,676	12,125,397
Convertible promissory notes (at fair value)	—	11,960,000
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit):
Series A convertible preferred stock—$1.00 par value; 3,000,000 shares authorized, issued and outstanding (2007 and 2006) (aggregate liquidation value of $3,000,000)	—	3,000,000
Series B convertible preferred stock—$2.50 par value; 3,532,040 shares authorized; 3,523,040 issued and outstanding (2006) (aggregate liquidation value of $8,807,600)	—	8,807,600
Series C convertible preferred stock—$1.96 par value; 19,500,000 shares authorized; 17,861,899 (2006) issued and outstanding (aggregate liquidation value of $35,009,323)	—	35,009,323
Common stock, $0.001 par value—100,000,000 shares authorized; 17,091,556 (2007) and 2,371,002 (2006) issued and outstanding	17,091	2,371
Additional paid-in capital	108,375,879	5,262,394
Deferred compensation	(35,469)	(126,658)
Accumulated deficit	(69,780,839)	(65,536,476)

Total stockholders’ equity (deficit)	38,576,662	(13,581,446)

TOTAL	$56,464,626	$19,981,325

SENORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$8,121,285	$6,324,875	$15,821,361	$12,162,023
Cost of goods sold	3,490,011	3,054,140	7,027,355	6,140,289

Gross profit	4,631,274	3,273,735	8,794,006	6,021,734
Operating expenses:
Selling and marketing	4,430,998	3,947,727	8,731,491	7,099,560
Research and development	1,646,665	1,312,682	3,114,869	2,442,371
General and administrative	1,104,652	512,629	1,887,188	1,159,155

Total operating expenses	7,182,315	5,773,038	13,733,548	10,701,086

Loss from operations	(2,551,041)	(2,499,303)	(4,939,542)	(4,679,352)
Interest expense	449,865	216,127	926,735	381,239
Change in fair value of convertible promissory notes and warrant valuation	(305,047)	3,840,000	(990,875)	3,840,000
Interest Income	(560,980)	(56,515)	(631,039)	(60,708)

Loss before provision for income taxes	(2,134,879)	(6,498,915)	(4,244,363)	(8,839,883)
Provision for income taxes	—	3,000	—	5,000

Net loss	$(2,134,879)	$(6,501,915)	$(4,244,363)	$(8,844,883)

Net loss per share-basic and diluted	$(0.15)	$(2.87)	$(0.45)	$(4.06)

Weighted average shares outstanding-basic and diluted	13,900,529	2,200,205	9,388,107	2,180,145

SENORX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances—December 31, 2006	3,000,000	$3,000,000	3,523,040	$8,807,600	17,861,899	$35,009,323	2,371,002	$2,371	$5,262,394	$(126,658)	$(65,536,476)	$(13,581,446)
Proceeds from initial public offering, net of offering costs of $2,266,158							6,325,000	6,325	44,785,517			44,791,842
Proceeds from exercise of common stock options							35,985	35	44,714			44,749
Reclass of warrant liability to equity									698,374			698,374
Amortization of deferred compensation										91,189		91,189
Stock-based compensation									731,926			731,926
Employee stock purchase plan compensation									44,391			44,391
Conversion of promissory note							7,109,570	7,110	9,992,890			10,000,000
Conversion of preferred stock	(3,000,000)	(3,000,000)	(3,523,040)	(8,807,600)	(17,861,899)	(35,009,323)	1,249,999	1,250	46,815,673
Net loss											(4,244,363)	(4,244,363)

Balances— June 30, 2007	—	—	—	—	—	—	17,091,556	$17,091	$108,375,879	$(35,469)	$(69,780,839)	$38,576,662

SENORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(4,244,363)	$(8,844,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720,281	404,178
Stock-based compensation	867,506	569,443
Loss on fixed asset abandonment	28,871	—
Provision for doubtful accounts	—	23,620
Amortization of debt discounts	204,239	106,948
Accretion of back-end interest on long-term debt	—	42,345
Change in fair value of convertible promissory notes and warrant debt discount	(990,875)	3,840,000
Changes in operating assets and liabilities:
Accounts receivable	(236,261)	(415,507)
Inventory	(1,081,336)	(989,906)
Prepaid expenses and deposits	(235,428)	48,050
Other assets	443,691	(264,632)
Accounts payable	(2,281,954)	(167,121)
Accrued expenses	190,125	438,986
Deferred revenue	30,800	79,869

Net cash used in operating activities	(6,584,704)	(5,128,610)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(251,640)	(292,596)

Net cash used in investing activities	(251,640)	(292,596)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	44,749	102,292
Proceeds from initial public offering	47,058,000	—
Payment of deferred offering costs	(941,027)	(191,086)
Proceeds from convertible promissory note	—	8,000,000
Proceeds from other borrowings	2,750,000	2,781,039
Payment of debt issuance costs	(49,496)	—
Repayment of other borrowings	(4,894,447)	(906,447)
Repayment of capital leases	(3,112)	—

Net cash provided by financing activities	43,964,667	9,785,797

Net increase in cash and cash equivalents	37,128,323	4,364,591
Cash and cash equivalents—beginning of period	7,412,986	482,259

Cash and cash equivalents—end of period	$44,541,309	$4,846,850

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,146	$—

Cash paid for interest	$559,568	$176,215

Inventory transferred to other assets	$451,005	$256,708

Inventory transferred to fixed assets	$199,354	$—

Property and equipment acquired included in accounts payable	$6,315	$58,750

Other assets transferred to fixed assets	$6,628	$—

Deferred offering costs offset against proceeds of initial public offering	$1,325,131	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$972,863

Equipment acquired under capital leases	$14,477	$—

Warrant liability transferred to equity	$698,374	$—

Promissory note converted to common stock	$10,000,000	$—

Preferred stock converted to common stock	$46,816,923	$—

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2007 and the results of operations and cash flows for the related interim periods ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on February 21, 2007 as part of the Company’s Registration Statement on Form S-1. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in our Registration Statement on Form S-1 for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed as of June 30, 2007.

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

4. INITIAL PUBLIC OFFERING

The Company registered the initial public offering of its common stock, par value $.001 per share, in a Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007. The Company completed its initial public offering (“IPO”) and sold 5,500,000 shares at $8.00 per share on April 3, 2007. Additionally, on April 20, 2007, the underwriters the IPO exercised their overallotment option to purchase an additional 825,000 shares at $8.00. Total expenses from the offering were approximately $5.8 million, which included underwriting discounts and commissions of $3.5 million, and approximately $2.2 million in other offering-related expense. Net offering proceeds, including the sale of shares pursuant to the subsequent underwriters overallotment and after deducting total expenses was $44.8 million. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock converted to 7,109,570 shares of the Company’s common stock. In addition, the May 2006 Notes were converted into 1,249,999 shares of common stock.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. INVENTORY

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$3,449,717	$2,855,169
Work-in-process	224,104	178,284
Finished goods	1,745,851	1,955,242

	$5,419,672	$4,988,695

6. LONG-TERM DEBT

Working Capital Facility – On February 20, 2007 the Company amended the terms of its working capital facility extending the expiration date to February 2009. The amendment provided for increasing the aggregate limit on the working capital line from $3.5 million to $4.0 million and increased the advance rates on qualified accounts receivables from 75% to 80%. The working capital agreement, as amended, requires monthly interest payments at the bank’s prime rate plus 1.25% (9.5% at June 30, 2007) subject to minimum interest rate of 9.0%. In addition, the existing quick ratio and net revenue covenants have been replaced with a minimum tangible net worth requirement. At June 30, 2007, the outstanding balance was $2,750,000, $208,067 in borrowings were available and the Company was in compliance with all covenants.

2006 Subordinated Note—On December 8, 2006, the Company entered into a subordinated loan and security agreement with Escalate Capital, LLC for advances of up to $10,000,000, which was fully advanced to the Company as of December 31, 2006 (the “December 2006 Subordinated Note”). This obligation bears interest at the rate of 11.5% per annum and is repayable in monthly interest only installments beginning November 30, 2006. However, at the option of the Company, 300 basis points of the accrued interest due through April 30, 2008, may be deferred until the maturity date of October 31, 2010. The Company has made this election and such amount will be added to the principal amount due and will accrue interest at 11.5%. The aggregate advances outstanding on the expiration of the drawdown period of June 30, 2007, shall be repaid in thirty (30) equal principal installments with the first installment due on May 30, 2008. The loan includes affirmative as well as negative covenants and is secured by substantially all of the Company’s assets. At June 30, 2007 the Company was in compliance with these covenants.

The Company shall have the option to prepay the loan prior to maturity with no premium or penalty. In connection with the committed line, the Company paid a non-refundable facility fee of $100,000, and issued warrants to purchase up to 206,742 shares of the Company’s Series C Preferred stock, vesting over one year, as defined, at an exercise price of $6.86 per share. Upon completion of the IPO in April 2007, the warrant converted into a warrant to purchase 206,742 shares of common stock at an exercise price of $6.86 per share. The warrants expire on the third anniversary of the closing of the initial public offering of the Company’s common stock. The warrant allows for the exercise of the warrants after the one year anniversary of the issue date.

The warrant was previously carried as a liability on the Company’s balance sheet at its fair value with increases or decreases in fair value at each reporting date recorded in the statement of operations. Upon completion of the IPO, the company had sufficient registered shares to settle the warrant upon exercise. Accordingly, all requirements for equity classification of such warrant as described in EITF 00-19 had been met effective April 3, 2007. In accordance with EITF 00-19, the warrant liability was reclassified to equity on April 3, 2007 and the gains recorded to account for the contract at fair value during the period the contract was classified as a liability were not reversed.` The Company recorded income related to the change in fair value of $305,047 and $830,875 in the statement of operations for the three and six months ended June 30, 2007, respectively. During the three months ended June 30, 2007, the Company recorded income related to the change in fair value during the period March 31, 2007 to April 3, 2007, the closing date of the IPO. The fair value of the warrant as of April 3, 2007 was estimated using the Black-Scholes option pricing method with the following assumptions: expected volatility rate of 43%; risk free interest rate of 4.5%, a term of three years and closing stock price on April 3, 2007 of $8.24. In addition, $1,529,250 has been capitalized as part of debt discount costs as of the date of issuance and is being recognized as additional interest expense over the life of the loan.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. CONVERTIBLE PROMISSORY NOTES

May 2006 Notes—On May 4, 2006, the company sold convertible promissory notes with an aggregate principal amount of $8,000,000 to one affiliated institutional investor and two unrelated institutional investors (the “May 2006 Notes”). The Company determined that the May 2006 Notes contained certain features that required bifurcation as embedded derivatives under SFAS No. 133, such as the IPO conversion feature. Therefore, in accordance with SFAS No. 155, the Company made an irrevocable election to measure May 2006 Notes and the embedded derivatives, in their entirety, at fair value with subsequent changes in fair value recognized in the statement of operations.

At the date of the successful completion of the IPO on April 3, 2007, the fair value of the May 2006 Notes were $11,800,000, comprised of the $8,000,000 face value of the notes, $1,800,000 million in interest and $2,000,000 associated with the stock discount. Consequently, the Company adjusted the fair value of the May 2006 Notes to $11,800,000 and recorded the change in fair value of $160,000 in the statement of operations for the six months ended June 30, 2007. In connection with the IPO, the May 2006 Notes were converted to 1,249,999 shares of common stock.

8. STOCKHOLDERS’ EQUITY

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

9. STOCK OPTION PLANS

On February 16, 2007, the Company’s board of directors approved increasing the number of shares of Common Stock authorized under the 1998 Stock Option Plan by 214,285 shares to a new total of 1,992,856 shares. In addition, the Board of Director’s approved, under the Company’s 1998 stock option plan, the issuance of options to employees to purchase an aggregate of 212,981 shares of common stock at an initial exercise price of $12.005 per share, which was the estimated fair market value of a share of common stock on the date of grant.

On May 7, 2007, the Company’s board of directors approved, under the Company’s 2006 equity incentive plan, the issuance of options to employees to purchase an aggregate of 82,605 shares of common stock at an exercise price of $8.00 per share, which was the fair market value of a share of common stock on the date of grant.

On June 14, 2007, the Company’s board of directors approved, under the Company’s 2006 equity incentive plan, the issuance of options to employees and a director to purchase an aggregate of 76,500 shares of common stock at an exercise price of $10.36 per share, which was the fair market value of a share of common stock on the date of grant.

Employee Stock Purchase Plan

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan was adopted to provide eligible employees of the Company with an incentive to advance the best interests of the Company by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing April 1 and October 1 of each year during the term of the Purchase Plan, except for the first such offering period, which will commence on the first trading day on or after March 28, 2007 and will end on the first trading day on or after September 30, 2007. In June 2007, the Company’s board of directors amended the offering periods to May 15 and November 15 of each year from April 1 and October 1 of each year commencing in 2008. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. As of June 30, 2007, Purchase Plan participant contributions of $110,176 were included in other current liabilities in the accompanying condensed balance sheet. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of June 30, 2007, no shares had been issued under the Purchase Plan.

Director Compensation

Effective upon the closing of the IPO, each outside director received, for his services on the board, $3,750 per meeting attended in person, or $1,500 per meeting attended telephonically. Each outside director who serves on the Company’s audit committee or compensation committee also receives, for his or her service on such committee, $1,000 per meeting attended

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in person, or $500 per meeting attended telephonically. In addition, the chairpersons of the audit and compensation committee will each annually receive $8,500 and $4,250, respectively, which will be paid on a quarterly basis, in consideration for their services in these respective roles. Directors may be reimbursed for expenses incurred in connection with their attendance at board and committee meetings.

In addition, effective upon the closing of the IPO, each person who is an outside director, or who is elected or appointed for the first time to be an outside director, will be granted an initial option on the date of the closing of the IPO or on the date of his or her election or appointment to the board, to purchase 20,000 shares of the Company’s common stock. The initial option grants become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date. Beginning in 2007, outside directors who have been directors for at least six months will also receive a subsequent option to purchase 6,750 shares of the Company’s common stock on June 1, 2007 and on the date of each annual shareholder’s meeting for each year thereafter. Such option will also become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date. The Company’s directors were issued options to purchase an aggregate of 120,000 shares of common stock at $8.00 per share as a result of the closing of the IPO, options to purchase 20,000 shares of common stock at $10.36 per share due to the subsequent appointment of a new director and options to purchase 40,500 shares of common stock at $9.55 per share due to the automatic grant to directors with over six months service on June 1, 2007.

10. INCOME TAXES

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

Upon adoption of FIN 48, the Company would have decreased retained earnings $410,000, except that the decrease was fully offset by the release of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not significant as of June 30, 2007. There are no penalties accrued as of June 30, 2007. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	1998 - 2006
California	1998 - 2006

11. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common stock outstanding	13,926,675	2,354,468	9,414,253	2,334,408
Less: Unvested common shares subject to repurchase	(26,146)	(154,263)	(26,146)	(154,263)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	13,900,529	2,200,205	9,388,107	2,180,145

12. LITIGATION

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

13. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States and Canada	$7,888,100	$6,032,114	$15,313,127	$11,816,359
Rest of world	233,185	295,761	508,234	345,664

Total	$8,121,285	$6,327,875	$15,821,361	$12,162,023

No customer accounted for 10% or more of net revenues for any period presented.

At June 30, 2007, the Company has four product classes. In June 2007, the Company revised its product classes to reflect the manner in which it is now assessing the Company’s performance and makes decisions. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s recently commercialized brachytherapy Radiation Balloon, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Biopsy disposable products	$4,021,597	$2,635,067	$7,541,181	$4,943,678
Biopsy capital equipment products	620,401	409,434	1,101,229	725,464
Diagnostic adjunct products	3,454,190	3,283,374	7,153,854	6,492,881
Therapeutic disposables	25,097	—	25,097	—

Total	$8,121,285	$6,327,875	$15,821,361	$12,162,023

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell minimally invasive medical devices for the diagnosis of breast cancer. We were incorporated in 1998. From our inception until 2002, our principal activity was the development and regulatory clearance of our initial products, primarily our biopsy tissue markers and our first breast biopsy system, the SenoCor 360. We launched our first tissue markers in 2002 and our SenoCor 360 in 2003.

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

We are currently developing minimally invasive products for surgical excision of lesions and for breast cancer treatment. We received 510(k) clearance for our Radiation Balloon in May of 2007. We are also developing breast surgery and breast reconstruction devices, our Single Step, Shape Select and GED, for which we respectively expect to enter limited launch phases in late 2008.

We have historically derived our revenues primarily from our tissue marker products. However, our EnCor system accounted for a majority of our revenue growth in 2006, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, which may not ultimately occur, including growth of our sales force, growth in the market for minimally invasive breast biopsy procedures and rapid adoption of the product by physicians who specialize in breast care. We expect our Radiation Balloon to rapidly become a significant contributor to our revenues. We continue to develop and market this device as a compelling alternative to competing devices as we prepare for full commercialization.

For the six months ended June 30, 2007, we generated net revenues of $15.8 million and a net loss of $4.2 million. As of June 30, 2007, our accumulated deficit was $69.8 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, seek regulatory clearance and prepare for the full commercialization of our Radiation Balloon and devote resources to our sales and marketing and research and development activities.

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

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital, our tissue markers, and other products for breast care. Nearly all of our sales are generated in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and SenoCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital and marker products will continue to grow in the second half of 2007. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase for the second half of 2007 due to design and production process improvements, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

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

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	43.0	48.3

Gross profit	57.0	51.7
Operating expenses:
Selling and marketing	54.6	62.4
Research and development	20.3	20.7
General and administrative	13.6	8.1

Total operating expenses	88.4	91.2

Loss from operations	(31.4)	(39.5)
Interest expense	5.5	3.4
Change in fair value of convertible promissory notes and warrant valuation	(3.8)	—
Interest income	(6.9)	(0.9)
Provision for income taxes	—	—

Net loss	(26.3)%	(102.8)%

Three months ended June 30, 2007 and 2006

Net Revenues. Net revenues increased $1.8 million, or 28.3%, to $8.1 million for the three months ended June 30, 2007 from $6.3 million for the three months ended June 30, 2006. The increase primarily consisted of $1.4 million in biopsy disposable revenues, an increase of 52.6% from the three months ended June 30, 2006, 2006 due to a larger installed base of EnCor systems. Biopsy capital revenues increased $210,000, or 51.5.0% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2006. Diagnostic adjunct revenues increased $171,000, or 5.2% primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables. Therapeutic disposable revenues increased $25,000 as we began selling our Radiation Balloon product in June 2007 following FDA 510(k) clearance in May 2007.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $436,000, or 14.3%, to $3.5 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $1.3 million, or 41.5%, for the three months ended June 30, 2007 to $4.6 from $3.3 million for the three months ended June 30, 2006. As a percentage of net revenues gross profit increased by 5.3% to 57.0% for the three months ended June 2007 from 51.7% in June 2006. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and allocating manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $483,000, or 12.2%, to $4.4 million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006. The increase primarily consisted of $666,000 in salaries and related employee costs due to the expansion of our sales organization which was partially offset by a $234,000 reduction in sales promotion related activities.

Research and Development Expenses. Research and development expenses increased $334,000, or 25.4%, to $1.65 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006. The increase in these expenses primarily consisted of $82,000 in salaries and the related employee costs, $221,000 associated with project costs for the development of the Radiation Balloon, $176,000 in patent, legal and professional fees related to the Radiation Balloon development. These increases were partially offset by a decrease in departmental expenses of $133,000 and reduced deferred compensation expenses of $12,000.

General and Administrative Expenses. General and administrative expenses increased $589,000, or 115.5%, to $1.1 million for the three months ended June 30, 2007 from $500,000 for the three months ended June 30, 2006. The increase primarily consisted of $133,000 related to increased headcount and increased compensation, $172,000 in stock-based compensation charges, $161,000 for public company related costs including legal and reporting expenses, and $90,000 for departmental related expenses.

Interest Expense. Interest expense increased $234,000 to $450,000 for the three months ended June 30, 2007 from $216,000 for the three months ended June 30, 2006. The increase was due to the December 2006 Subordinated Note payable and higher interest rates on our working capital facility.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the three months ended June 30, 2007, we recorded an aggregate reduction of $305,000 for the change in fair value of the warrant liability associated with the December 2006 Notes. For the three months ended June 30, 2006 we recorded a $3.8 million expense for the changes in fair value of our May 2006 Notes.

Interest Income. Interest income increased $504,000 to $561,000 for the three months ended June 30, 2007 from $57,000 for the three months ended June 30, 2007 primarily as a result of increased interest income from the higher cash balances resulting from our IPO, which closed in April 2007.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	44.4	50.5

Gross profit	55.6	49.5
Operating expenses:
Selling and marketing	55.2	58.4
Research and development	19.7	20.1
General and administrative	11.9	9.5

Total operating expenses	86.8	88.0

Loss from operations	(31.2)	(38.5)
Interest expense	5.9	3.1
Change in fair value of convertible promissory notes and warrant valuation	(6.3)	31.6
Interest income	(4.0)	(0.5)
Provision for income taxes	—	—

Net loss	(26.8)%	(72.7)%

Six months ended June 30, 2007 and 2006

Net Revenues. Net revenues increased $3.7 million, or 30.1%, to $15.8 million for the six months ended June 30, 2007 from $12.2 million for the six months ended June 30, 2006. The increase primarily consisted of $2.6 million in biopsy disposable revenues, an increase of 52.5% from the six months ended June 30, 2006 due to a larger installed base of EnCor systems. Biopsy capital revenues increased $400,000, or 51.8% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2006. Diagnostic adjunct revenues increased $661,000, or 10.2% primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables. Diagnostic therapeutic revenues increased $25,000 as we began selling our Radiation Balloon product in June 2007 following the May 2007 FDA 510(k) clearance.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $887,000, or 14.4%, to $7.0 million for the six months ended June 30, 2007 from $6.1 million for the six months ended June 30, 2006. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $2.8 million or 46.0% for the six months ended June 30, 2007 to $8.8 from $6.0 million for the six months ended June 30, 2006. Gross profit as a percentage of net revenues increased by 6.1% to 55.6% for the six months ended June 30, 2007 from 49.5% for the six months ended June 30, 2006. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and allocating manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.6 million, or 23.0%, to $8.7 million for the six months ended June 30, 2007 from $7.1 million for the six months ended June 30, 2006. The increase primarily consisted of $1.6 million in salaries and related employee costs due to the expansion of our sales organization, $53,000 in stock-based compensation charges which were partially offset by a $51,000 reduction in departmental expenses.

Research and Development Expenses. Research and development expenses increased $700,000, or 27.5%, to $3.1 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006. The increase in these expenses primarily consisted of $159,000 in salaries and the related employee costs, $222,000 associated with project costs for the development of the Radiation Balloon, as well as $333,000 in patent, legal and professional fess related to the Radiation Balloon development.

General and Administrative Expenses. General and administrative expenses increased $723,000, or 62.8%, to $1.9 million for the six months ended June 30, 2007 from $1.2 million for the six months ended June 30, 2006. The increase primarily consisted of $288,000 related to increased headcount and increased compensation, $242,000 for public company related costs, including legal and reporting expenses, $206,000 related to stock-based compensation charges and $153,000 for increased departmental costs. These increases were partially offset by a $108,000 decrease in legal fees associated with the resolution of the Suros lawsuit in May 2006.

Interest Expense. Interest expense increased $546,000 to $927,000 for the six months ended June 30, 2007 from $381,000 for the six months ended June 30, 2006. The increase was due to the December 2006 Subordinated Note payable and higher interest rates on our working capital facility.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the six months ended June 30, 2007, we recorded an aggregate of $160,000 for the changes in fair value of our May 2006 Notes in accordance with FAS No.155 and $831,000 for the reduction in the fair value of the warrant liability. For the six months ended June 30, 2006, we recorded a $3.8 million expense for the changes in fair value of our May 2006 Notes.

Interest Income. Interest income increased $570,000 to $631,000 for the three months ended June 30, 2007 from $61,000 for the three months ended June 30, 2007 primarily as a result of increased interest income from higher cash balances resulting from our IPO, which closed in April 2007.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of June 30, 2007, we had an accumulated deficit of $69.8 million. From inception through June 30, 2007, we generated cumulative gross profit from the sale of our product offerings of $45.6 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our issuance of the May 2006 Notes and the December 2006 Subordinated Note, as well as our IPO in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of the May 2006 Notes totaled $8.0 million. Proceeds from the issuance of the December 2006 Subordinated Note were $10.0 million, of which $1.2 million was used to repay the 2004 subordinated note obligation. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO.

We believe that our cash and cash equivalents and our anticipated ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.6 million, for the six months ended June 30, 2007, which was a function of a decrease in accounts payable and accrued expenses of $2.1 million, an increase in inventory of $1.1 million, an increase in accounts receivable of $236,000 and an increase in prepaid expenses of $235,000. These uses of cash were partially offset by a decrease in other assets of $444,000 and an increase in deferred revenue of $31,000. The $2.1 million decrease in accounts payable and accrued expenses resulted from the use of proceeds from the April 2007 IPO which allowed us to reduce outstanding vendor balances. The aggregate increased investment in inventory of $1.1 million resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to increase during the remainder of 2007. The increase in accounts receivable was primarily due to an increase in net sales. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will remain constant as compared to 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $252,000 during the six months ended June 30, 2007, was primarily attributable to the addition of demonstration units and new manufacturing molds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.0 million during the six months ended June 30, 2007 was primarily attributable to proceeds of $47.1 million from the April 2007 IPO and underwriters overallotment, the $2.8 million advance on our working capital facility and $45,000 related to the proceeds from the issuance of common stock from option exercises. These proceeds were partially offset by an aggregate of $4.9 million in repayments under our various debt facilities and $941,000 in cash paid for deferred offering costs including legal, accounting and printing fees, which were reclassified to additional paid-in capital at the completion of the IPO in April 2007.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of June 30, 2007, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

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

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002 and fully launched our flagship product, the EnCor system, in November 2005. We incurred net losses of $8.6 million in 2005, $15.4 million in 2006, and $4.2 million in the six months ended June 30, 2007, and, as of that date, had an accumulated deficit of approximately $69.8 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, and prepare for the full commercialization of the Radiation Balloon and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding.

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

We have historically derived our revenue primarily from our tissue marker products. However, our EnCor system, launched in November 2005, accounts for a majority of our revenue growth, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, including:

•	the adequacy of third-party reimbursement for the minimally invasive procedures in which EnCor is used;

•	the market for minimally invasive breast biopsy procedures will continue to grow;

•	we will be able to demonstrate compelling clinical data supporting EnCor’s safety and effectiveness;

•	key features of EnCor will represent compelling technological advancements to potential users;

•	EnCor will be endorsed by key opinion leaders; and

•	physicians who specialize in breast care will rapidly adopt EnCor.

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

Our future success will depend in part upon our ability to successfully introduce our Radiation Balloon.

We expect our Radiation Balloon, which we received FDA 510(k) action clearance in May 2007, to rapidly become a significant contributor to our revenues. The Radiation Balloon is still under development and there remain significant challenges that must be overcome before it can be commercialized, including:

•	developing it as a product that meets our design specifications, which involves creating a compelling alternative to competing devices;

•	protecting it with intellectual property rights;

•	obtaining adequate third-party reimbursement;

•	producing compelling clinical data on safety and effectiveness;

•	partnering, as necessary, with suppliers; and

•	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

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

Competition could result in price-cutting, reduced profit margins and loss of market share, any of which could have a material adverse effect on our results of operations. In addition, our competitors with greater financial resources could acquire other companies that would enhance their name recognition and market share, and allow them to compete more effectively by bundling together related products. For example one competitor provides incentives for the purchase of its biopsy capital equipment and disposables when purchased with its digital mammography and stereotactic tables. Certain potential customers may view this value proposition as attractive, which could result in their decision not to purchase our products. We also anticipate that new products and improvements to existing products could be introduced that would compete with our current and future products. If we are unable to compete effectively, we will not be able to generate expected sales and our future financial performance will suffer.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the year ended December 31, 2006, and quarter ended June 30, 2007, represented approximately 7.6% and 5.3%, respectively, of our total revenues. We cannot assure you that Kaiser or other customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

Our strategy of providing a broad array of products to the breast care market may be difficult to achieve, given our size and limited resources.

We aim to be an attractive and convenient supplier for integrated breast centers by offering a broad product line of minimally invasive devices for breast care specialists. Commercializing several product lines simultaneously may be difficult because we are a relatively small company. Additionally, offering a broad product line will require us to manufacture, sell and support some products that are not as profitable or in as high demand as some of our other products, which could have a material adverse effect on our overall results of operations. To succeed in our approach, we will need to grow our organization considerably and enhance our relationships with third-party manufacturers and suppliers. If we fail to make product introductions successfully or in a timely manner because we lack resources, or if we fail to adequately manufacture, sell and support our existing products, our reputation may be negatively affected and our results of operations could be materially harmed.

We believe that demand for minimally invasive products for the diagnosis and treatment of breast cancer must grow in order for our business to grow as anticipated.

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

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Also, healthcare reform legislation or regulation may be proposed or enacted in the future that adversely affects these policies and amounts. For example, the Federal Deficit Reduction Act of 2006 may in the future affect future reimbursement rates for our vacuum assisted biopsy products and Radiation Balloon products. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share.

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

For both the year ended December 31, 2006 and for the quarter ended June 30, 2007, we derived approximately 95% and 97%, respectively, of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Future ownership changes, including changes resulting from or affected by our IPO, may adversely affect our ability to use our remaining net operating loss carryforwards. If our ability to use net operating loss carryforwards is limited, we may be subject to tax on our income earlier than we would otherwise be had we been able to fully utilize our net operating loss carryforwards.

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

As of June 30, 2007, there are approximately 10,766,550 shares of common stock eligible for sale beginning approximately 180 days after the date of our IPO upon the expiration of lock-up arrangements with our stockholders. If our stockholders sell substantial amounts of our common stock in the public upon the lock-up expiration, the market price of our common stock could decline.

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

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007. On April 3, 2007 we completed the initial public offering of our common stock by selling 5.5 million shares at $8.00 per share. Additionally, on April 20, 2007, the underwriters in the IPO exercised their overallotment option to purchase an additional 825,000 shares at $8.00 per share. Gross proceeds from the offering were $50.6 million. Total expenses from the offering were $5.8 million, which included underwriting discounts and commissions of $3.5 million, and $2.3 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $44.8 million.

Of the $44.8 million in net proceeds, through June 30, 2007, we have spent approximately $1.8 million to repay interest owing on our May 2006 Notes, the repayment of which accelerated and became due as a result of the IPO. For the three months ended June 30, 2007 that we incurred $4.4 million in selling and marketing expenses, $1.6 million in research and development expenses and $1.1 million in general and administrative expenses for a total of $7.2 million in operating expenses. Of this amount, approximately $563,000 was non cash expenses associated with equity based compensation. Our operating expenses were partially offset by gross profits of $4.6 million for the three months ended June 30, 2007. In addition, we invested the proceeds from the offering in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

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

Date: August 14, 2007	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Kevin J. Cousins
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