Form 10-Q
period 2007-09-30
SENORX INC
filed 2007-11-13
CIK 1097136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 17,149,485 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON

SENORX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,136,338	$7,412,986
Short-term investments	13,068,123	—
Accounts receivable, net of allowance for doubtful accounts of $113,169 and $120,000, respectively	5,338,554	4,241,307
Inventory	5,920,860	4,988,695
Prepaid expenses and deposits	691,797	220,659

Total current assets	54,155,672	16,863,647
Property and equipment, net	1,066,060	1,100,599
Other assets, net of accumulated depreciation of $442,956, and $539,602, respectively	539,899	2,017,079

TOTAL	$55,761,631	$19,981,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,622,402	$4,122,477
Accrued expenses, including accrued employee compensation of $786,914 and $507,829, respectively	2,801,971	2,109,226
Deferred revenue—current	66,850	36,050
Current portion of long-term debt	4,883,797	3,209,621

Total current liabilities	9,375,020	9,477,374
Long-term debt—less current portion	8,837,553	10,596,147
Warrant liability	—	1,529,250

Total long-term liabilities	8,837,553	12,125,397
Convertible promissory notes (at fair value)	—	11,960,000
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit):
Series A convertible preferred stock—$1.00 par value; 3,000,000 shares authorized, issued and outstanding (2006) (aggregate liquidation value of $3,000,000)	—	3,000,000
Series B convertible preferred stock—$2.50 par value; 3,532,040 shares authorized; 3,523,040 issued and outstanding (2006) (aggregate liquidation value of $8,807,600)	—	8,807,600
Series C convertible preferred stock—$1.96 par value; 19,500,000 shares authorized; 17,861,899 (2006) issued and outstanding (aggregate liquidation value of $35,009,323)	—	35,009,323
Common stock, $0.001 par value—100,000,000 shares authorized; 17,107,635 (2007) and 2,371,002 (2006) issued and outstanding	17,108	2,371
Additional paid-in capital	109,006,086	5,262,394
Deferred compensation	(2,662)	(126,658)
Accumulated deficit	(71,471,474)	(65,536,476)

Total stockholders’ equity (deficit)	37,549,058	(13,581,446)

TOTAL	$55,761,631	$19,981,325

SENORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$8,906,086	$6,147,677	$24,727,447	$18,309,700
Cost of goods sold	3,555,638	3,301,367	10,582,993	9,441,656

Gross profit	5,350,448	2,846,310	14,144,454	8,868,044
Operating expenses:
Selling and marketing	4,354,056	3,588,887	13,085,547	10,688,447
Research and development	1,580,130	1,423,762	4,694,999	3,866,133
General and administrative	1,205,515	345,777	3,092,703	1,504,932

Total operating expenses	7,139,701	5,358,426	20,873,249	16,059,512

Loss from operations	(1,789,253)	(2,512,116)	(6,728,795)	(7,191,468)
Interest expense	452,670	231,017	1,379,405	612,256
Change in fair value of convertible promissory notes and warrant valuation	—	—	(990,875)	3,820,000
Interest Income	(551,288)	(55,262)	(1,182,327)	(115,970)

Loss before provision for income taxes	(1,690,635)	(2,687,871)	(5,934,998)	(11,507,754)
Provision for income taxes	—	3,000	—	8,000

Net loss	$(1,690,635)	$(2,690,871)	$(5,934,998)	$(11,515,754)

Net loss per share-basic and diluted	$(0.10)	$(1.15)	$(0.50)	$(4.98)

Weighted average shares outstanding-basic and diluted	17,076,002	2,331,054	11,973,240	2,313,663

SENORX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances—December 31, 2006	3,000,000	$3,000,000	3,523,040	$8,807,600	17,861,899	$35,009,323	2,371,002	$2,371	$5,262,394	$(126,658)	$(65,536,476)	$(13,581,446)
Proceeds from initial public offering, net of offering costs of $2,266,158							6,325,000	6,325	44,785,517			44,791,842
Proceeds from exercise of common stock options							52,064	52	52,586			52,638
Reclass of warrant liability to equity									698,374			698,374
Amortization of deferred compensation										123,996		123,996
Stock-based compensation									1,306,254			1,306,254
Employee stock purchase plan compensation									92,398			92,398
Conversion of promissory note							7,109,570	7,110	9,992,890			10,000,000
Conversion of preferred stock	(3,000,000)	(3,000,000)	(3,523,040)	(8,807,600)	(17,861,899)	(35,009,323)	1,249,999	1,250	46,815,673			—
Net loss											(5,934,998)	(5,934,998)

Balances— September 30, 2007	—	—	—	—	—	—	17,107,635	$17,108	$109,006,086	$(2,662)	$(71,471,474)	$37,549,058

SENORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(5,934,998)	$(11,515,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056,766	643,819
Stock-based compensation	1,522,648	858,917
Loss on fixed asset abandonment	28,871	—
Provision for doubtful accounts	—	36,540
Amortization of debt discounts	306,189	157,771
Accretion of back-end interest on long-term debt	—	62,604
Change in fair value of convertible promissory notes and warrant debt discount	(990,875)	3,820,000
Changes in operating assets and liabilities:
Accounts receivable	(1,097,247)	(558,292)
Inventory	(1,830,400)	(1,403,167)
Prepaid expenses and deposits	(471,138)	(82,059)
Other assets	469,384	(271,849)
Accounts payable	(2,518,879)	214,952)
Accrued expenses	694,745	891,864
Deferred revenue	30,800	(61,284)

Net cash used in operating activities	(8,734,134)	(7,205,938)

Cash Flows From Investing Activities:
Short-term investments	(13,068,123)	—
Acquisition of property and equipment	(389,422)	(469,584)

Net cash used in investing activities	(13,457,545)	(469,584)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	52,638	1,022,921
Proceeds from initial public offering	47,058,000	—
Payment of deferred offering costs	(941,027)	(414,124)
Proceeds from convertible promissory note	—	8,000,000
Proceeds from other borrowings	2,750,000	2,781,039
Payment of debt issuance costs	(49,496)	—
Repayment of other borrowings	(4,949,984)	(1,320,030)
Repayment of capital leases	(5,100)	—

Net cash provided by financing activities	43,915,031	9,149,176

Net increase in cash and cash equivalents	21,723,352	1,473,654
Cash and cash equivalents—beginning of period	7,412,986	482,259

Cash and cash equivalents—end of period	$29,136,338	$1,955,913

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$807,450	$353,281

Inventory transferred to other assets	$665,741	$—

Inventory transferred to fixed assets	$232,494	$—

Property and equipment acquired included in accounts payable	$18,804	$51,989

Net fixed assets transferred to other assets	$26,512	$—

Deferred offering costs offset against proceeds of initial public offering	$1,325,131	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$1,028,007

Equipment acquired under capital leases	$14,477	$—

Warrant liability transferred to equity	$698,374	$—

Promissory note converted to common stock	$10,000,000	$—

Preferred stock converted to common stock	$46,816,923	$—

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2007 and the results of operations and cash flows for the related interim periods ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on February 21, 2007 as part of the Company’s Registration Statement on Form S-1. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Registration Statement on Form S-1 for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed as of September 30, 2007.

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF 06-11 will have on its financial position and results of operations.

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

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. SHORT-TERM INVESTMENTS

The Company’s short-term investments consist of commercial paper. The Company accounts for its investments in marketable securities under FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are recorded at amortized cost and are classified as held to maturity based on the Company’s intent and ability to hold such investments until maturity.

6. INVENTORY

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$3,273,082	$2,855,169
Work-in-process	494,058	178,284
Finished goods	2,153,720	1,955,242

	$5,920,860	$4,988,695

7. LONG-TERM DEBT

Working Capital Facility—On February 20, 2007, the Company amended the terms of its working capital facility extending the expiration date to February 2009. The amendment provided for increasing the aggregate limit on the working capital line from $3.5 million to $4.0 million and increased the advance rates on qualified accounts receivables from 75% to 80%. The working capital agreement, as amended, requires monthly interest payments at the bank’s prime rate plus 1.25% (9.0% at September 30, 2007) subject to minimum interest rate of 9.0%. In addition, the existing quick ratio and net revenue covenants have been replaced with a minimum tangible net worth requirement. At September 30, 2007, the outstanding balance was $2,750,000, with $685,068 in borrowings available and the Company was in compliance with all covenants.

2006 Subordinated Note—On December 8, 2006, the Company entered into a subordinated loan and security agreement with Escalate Capital, LLC for advances of up to $10,000,000, which was fully advanced to the Company as of December 31, 2006 (the “December 2006 Subordinated Note”). This obligation bears interest at the rate of 11.5% per annum and is repayable in monthly interest only installments beginning November 30, 2006. However, at the option of the Company, 300 basis points of the accrued interest due through April 30, 2008 may be deferred until the maturity date of October 31, 2010. The Company has made this election and such amount will be added to the principal amount due and will accrue interest at 11.5%. The aggregate advances outstanding on the expiration of the drawdown period of June 30, 2007 shall be repaid in thirty (30) equal principal installments with the first installment due on May 30, 2008. The loan includes affirmative as well as negative covenants and is secured by substantially all of the Company’s assets. At September 30, 2007, the Company was in compliance with these covenants.

The Company has the option to prepay the loan prior to maturity with no premium or penalty. In connection with the committed line, the Company paid a non-refundable facility fee of $100,000, and issued warrants to purchase up to 206,742 shares of the Company’s Series C Preferred stock, vesting over one year, as defined, at an exercise price of $6.86 per share. Upon completion of the IPO in April 2007, the warrant converted into a warrant to purchase 206,742 shares of common stock at an exercise price of $6.86 per share. The warrants expire on the third anniversary of the closing of the initial public offering of the Company’s common stock. The warrant allows for the exercise of the warrants after the one year anniversary of the issue date.

The warrant was previously carried as a liability on the Company’s balance sheet at its fair value with increases or decreases in fair value at each reporting date recorded in the statement of operations. Upon completion of the IPO, the Company had registered shares sufficient to settle the warrant upon exercise. Accordingly, all requirements for equity classification of such warrant as described in EITF 00-19 were met effective April 3, 2007. In accordance with EITF 00-19, the warrant liability was reclassified to equity on April 3, 2007 and the gains recorded to account for the contract at fair value during the period the contract was classified as a liability were not reversed. The Company recorded income related to the change in fair value of $830,875 in the statement of operations for the nine months ended September 30, 2007. The fair value

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the warrant as of April 3, 2007 was estimated using the Black-Scholes option pricing method with the following assumptions: expected volatility rate of 43%; risk free interest rate of 4.5%, a term of three years and closing stock price on April 3, 2007 of $8.24. In addition, $1,529,250 has been capitalized as part of debt discount costs as of the date of issuance and is being recognized as additional interest expense over the life of the loan.

8. CONVERTIBLE PROMISSORY NOTES

May 2006 Notes—On May 4, 2006, the Company sold convertible promissory notes with an aggregate principal amount of $8,000,000 to one affiliated institutional investor and two unrelated institutional investors (the “May 2006 Notes”). The Company determined that the May 2006 Notes contained certain features that required bifurcation as embedded derivatives under SFAS No. 133, such as the IPO conversion feature. Therefore, in accordance with SFAS No. 155, the Company made an irrevocable election to measure the May 2006 Notes and the embedded derivatives, in their entirety, at fair value with subsequent changes in fair value recognized in the statement of operations.

At the date of the successful completion of the IPO on April 3, 2007, the fair value of the May 2006 Notes were $11,800,000, comprised of the $8,000,000 face value of the notes, $1,800,000 million in interest and $2,000,000 associated with the stock discount. Consequently, the Company adjusted the fair value of the May 2006 Notes to $11,800,000 and recorded the change in fair value of $160,000 in the statement of operations for the nine months ended September 30, 2007. In connection with the IPO, the May 2006 Notes were converted to 1,249,999 shares of common stock.

9. STOCKHOLDERS’ EQUITY

In March 2007, the Company amended its certificate of incorporation to reflect a 1-for-3.5 reverse stock split of common stock. All share and per share amounts relating to common stock and stock options included in the accompanying condensed financial statements and footnotes have been restated to reflect the reverse stock split.

Authorized Shares of Common and Preferred Stock

Effective April 2, 2007, the Company amended and restated its certificate of incorporation to increase the authorized shares of common stock to 100,000,000 and created 10,000,000 shares of undesignated preferred stock.

10. STOCK OPTION PLANS

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

On August 20, 2007, the Company’s board of directors approved, under the Company’s 2006 equity incentive plan, the issuance of options to employees to purchase an aggregate of 118,500 shares of common stock at an exercise price of $8.89 per share, which was the fair market value of a share of common stock on the date of grant.

On September 26, 2007, the Company’s board of directors approved, under the Company’s 2006 equity incentive plan, the issuance of options to employees to purchase an aggregate of 36,250 shares of common stock at an exercise price of $8.16 per share, which was the fair market value of a share of common stock on the date of grant

As of September 30, 2007, there was unrecognized compensation expense of $2.5 million related to stock option grants, which the Company expects to recognize over a weighted-average period of two years. The aggregate intrinsic value of options exercised during the nine months ended September 31, 2007 was $8.48.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan provides eligible employees of the Company with an incentive by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing April 1 and October 1 of each year during the term of the Purchase Plan, except for the first such offering period, which commenced on the first trading day on or after March 28, 2007 and ended on the first trading day on or after September 30, 2007. In June 2007, the Company’s board of directors amended the offering periods to May 15 and November 15 of each year from April 1 and October 1 of each year commencing in 2008. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. As of September 30, 2007, Purchase Plan participant contributions of $236,226 were included in other current liabilities in the accompanying condensed balance sheet. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of October 1, 2007, 34,708 shares have been issued under the Purchase Plan.

Director Compensation

Each outside director receives for his services on the board, $3,750 per meeting attended in person, or $1,500 per meeting attended telephonically. Each outside director who serves on the Company’s audit committee or compensation committee also receives, for his or her service on such committee, $1,000 per meeting attended in person, or $500 per meeting attended telephonically. In addition, the chairpersons of the audit and compensation committees will each annually receive $8,500 and $4,250, respectively, which will be paid on a quarterly basis, in consideration for their services in these respective roles. Directors may be reimbursed for expenses incurred in connection with their attendance at board and committee meetings.

In addition, any new outside director, will be granted an initial option to purchase 20,000 shares of the Company’s common stock. The initial option grants become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date. Beginning in 2007, outside directors who have been directors for at least six months also received a subsequent option to purchase 6,750 shares of the Company’s common stock on the date of each annual stockholder’s meeting for each year thereafter. Such option will also become exercisable as to 1/36 of the shares each month following the date of grant, subject to the director’s continued service on each relevant vesting date. The Company’s directors were issued options to purchase an aggregate of 120,000 shares of common stock at $8.00 per share as a result of the closing of the IPO, options to purchase 20,000 shares of common stock at $10.36 per share due to the subsequent appointment of a new director and options to purchase 40,500 shares of common stock at $9.55 per share due to the automatic grant to directors with over six months service on June 1, 2007.

11. INCOME TAXES

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

Upon adoption of FIN 48, the Company would have decreased retained earnings $410,000, except that the decrease was fully offset by the release of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not significant as of September 30, 2007. There are no penalties accrued as of September 30, 2007. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	1998 - 2006

California	1998 - 2006

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

12. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average common stock outstanding	17,096,433	2,353,242	11,993,671	2,370,633
Less: Unvested common shares subject to repurchase	(20,431)	(39,579)	(20,431)	(39,579)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,076,002	2,313,663	11,973,240	2,331,054

13. LITIGATION

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

14. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States and Canada	$8,446,449	$5,876,190	$23,759,576	$17,692,549
Rest of world	459,637	271,487	967,871	617,151

Total	$8,906,086	$6,147,677	$24,727,447	$18,309,700

No customer accounted for 10% or more of net revenues for any period presented.

At September 30, 2007, the Company has four product classes. In June 2007, the Company revised its product classes to reflect the manner in which it now assesses its performance and makes decisions. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s recently commercialized Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net revenues by product class are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Biopsy disposable products	$3,945,941	$2,723,793	$11,487,122	$7,667,470
Biopsy capital equipment products	1,029,065	294,494	2,130,294	1,019,958
Diagnostic adjunct products	3,744,039	3,129,390	10,897,893	9,622,272
Therapeutic disposables	187,041	—	212,138	—

Total	$8,906,086	$6,147,677	$24,727,447	$18,309,700

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part II of this Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We are currently developing minimally invasive products for surgical excision of lesions and for breast cancer treatment. We received 510(k) clearance for our Contura Multi-Lumen Balloon (MLB) Catheter in May of 2007. We are also developing breast surgery and breast reconstruction devices, our Single Step, and Shape Select, for which we respectively expect to enter limited launch phases in early 2009.

We have historically derived our revenues primarily from our tissue marker products. However, our EnCor system accounted for a majority of our revenue growth in 2006, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, which may not ultimately occur, including growth of our sales force, growth in the market for minimally invasive breast biopsy procedures and rapid adoption of the product by physicians who specialize in breast care. We expect our Contura MLB Catheter to rapidly become a significant contributor to our revenues. We continue to develop and market this device as a compelling alternative to competing devices as we prepare for full commercialization.

For the nine months ended September 30, 2007, we generated net revenues of $24.7 million and a net loss of $5.9 million. As of September 30, 2007, our accumulated deficit was $71.5 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, seek regulatory clearance and prepare for the full commercialization of our Contura MLB Catheter and devote resources to our sales and marketing and research and development activities.

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

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital, our tissue markers, and other products for breast care. Nearly all of our sales are generated in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and SenoCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital and marker products will continue to grow in the fourth quarter of 2007. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase in the fourth quarter of 2007 due to design and production process improvements, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

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

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock options granted prior to January 1, 2006 and determined to have been issued at less than estimated fair value. We expect to incur additional stock-based compensation expense, primarily for options granted subsequent to January 1, 2006, which will be accounted for under SFAS No. 123R. We anticipate that non-cash expenses for options accounted for under SFAS No. 123R will remain at their current levels or increase based upon the number of options granted and the performance of the Company’s common stock .

Interest

Interest represents income generated from our cash and cash equivalents and short-term investments which are invested generally in liquid money-market funds and commercial paper, offset by expense incurred on our debt obligations. These debt obligations include a working capital facility, an equipment facility and long-term notes payable. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests are amortized to interest expense over the term of the related debt obligations. We expect interest income to increase due to the receipt of proceeds from this offering.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets. Income tax expense relates to certain state taxes.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	39.9	53.7

Gross profit	60.1	46.3
Operating expenses:
Selling and marketing	48.9	58.4
Research and development	17.7	23.2
General and administrative	13.5	5.6

Total operating expenses	80.2	87.2

Loss from operations	(20.1)	(40.9)
Interest expense	5.1	3.8
Interest income	(6.2)	(0.9)
Provision for income taxes	—	—

Net loss	(19.0)%	(43.8)%

Three months ended September 30, 2007 and 2006

Net Revenues. Net revenues increased $2.8 million, or 44.9%, to $8.9 million for the three months ended September 30, 2007 from $6.1 million for the three months ended September 30, 2006. The increase primarily consisted of an increase of $1.2 million in biopsy disposable revenues, or 44.9% from the three months ended September 30, 2006, due to a larger installed base of EnCor systems. Biopsy capital revenues increased $735,000, or 249.4% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2006. Diagnostic adjunct revenues increased $615,000, or 19.6% primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables. Therapeutic disposable revenues increased $187,000 as we began selling our Contura MLB Catheter product in June 2007 following FDA 510(k) clearance in May 2007.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $254,000, or 7.7%, to $3.6 million for the three months ended September 30, 2007 from $3.3 million for the three months ended September 30, 2006. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $2.5 million, or 88.0%, for the three months ended September 30, 2007 to $5.4 million from $2.8 million for the three months ended June 30, 2006. As a percentage of net revenues gross profit increased by 13.8% to 60.1% for the three months ended September 2007 from 46.3% in June 2006. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and allocating manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $765,000, or 21.3%, to $4.4 million for the three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. The increase primarily consisted of $619,000 in salaries and related employee costs due to the expansion of our sales organization, an increase of $97,000 in sales promotion related activities and $49,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan

Research and Development Expenses. Research and development expenses increased $156,000, or 11.0%, to $1.6 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006. The increase in these expenses primarily consisted of $38,000 in salaries and the related employee costs, $49,000 associated with project costs for the development of the Contura MLB Catheter, $17,000 in patent, legal and professional fees related to the Contura MLB Catheter development. Additionally, equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan increased by $52,000.

General and Administrative Expenses. General and administrative expenses increased $857,000, or 245.6%, to $1.2 million for the three months ended September 30, 2007 from $346,000 for the three months ended September 30, 2006. The increase primarily consisted of $133,000 related to increased headcount and increased compensation, $247,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan, $338,000 for public company related costs including legal and reporting expenses, and $139,000 for departmental related expenses.

Interest Expense. Interest expense increased $222,000 to $453,000 for the three months ended September 30, 2007 from $231,000 for the three months ended September 30, 2006. The increase was due to the interest expense incurred relating to the December 2006 Subordinated Note payable.

Interest Income. Interest income increased $496,000 to $551,000 for the three months ended September 30, 2007 from $55,000 for the three months ended September 30, 2007 primarily as a result of increased interest income from the higher cash and short-term investment balances resulting from our IPO, which closed in April 2007.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	42.8	51.6

Gross profit	57.2	48.4
Operating expenses:
Selling and marketing	55.9	58.4
Research and development	19.0	21.1
General and administrative	12.5	8.2

Total operating expenses	84.4	87.7

Loss from operations	(27.2)	(39.3)
Interest expense	5.6	3.3
Change in fair value of convertible promissory notes and warrant valuation	(4.0)	20.9
Interest income	(4.8)	(0.6)
Provision for income taxes	—	—

Net loss	(24.0)%	(62.9)%

Nine months ended September 30, 2007 and 2006

Net Revenues. Net revenues increased $6.4 million, or 35.1%, to $24.7 million for the nine months ended September 30, 2007 from $18.3 million for the nine months ended September 30, 2006. The increase primarily consisted of an increase of $3.8 million in biopsy disposable revenues, or 49.8% from the nine months ended September 30, 2006 due to a larger installed base of EnCor systems. Biopsy capital revenues increased $1.1 million, or 108.9% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2006. Diagnostic adjunct revenues increased $1.3 million, or 13.3% primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased gamma finder sales. Diagnostic therapeutic revenues increased $212,000 as we began selling our Contura MLB Catheter product in June 2007 following the May 2007 FDA 510(k) clearance.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $1.2 million, or 12.1%, to $10.6 million for the nine months ended September 30, 2007 from $9.4 million for the nine months ended September 30, 2006. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $5.3 million or 59.5% for the nine months ended September 30, 2007 to $14.1 from $8.9 million for the nine months ended September 30, 2006. Gross profit as a percentage of net revenues increased by 8.8% to 57.2% for the nine months ended September 30, 2007 from 48.4% for the nine months ended September 30, 2006. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and allocating manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $2.4 million, or 22.4%, to $13.1 million for the nine months ended September 30, 2007 from $10.7 million for the nine months ended September 30, 2006. The increase primarily consisted of $2.2 million in salaries and related employee costs due to the expansion of our sales organization, $102,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan, a $123,000 increase in selling and promotional related expenses which were partially offset by a $44,000 reduction in departmental expenses.

Research and Development Expenses. Research and development expenses increased $829,000, or 21.4%, to $4.7 million for the nine months ended September 30, 2007 from $3.9 million for the nine months ended September 30, 2006. The increase in these expenses primarily consisted of $197,000 in salaries and the related employee costs, $276,000 associated with project costs for the development of the Contura MLB Catheter, an increase of $315,000 in patent, legal and professional fess related to the Contura MLB Catheter development and a $41,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 104.4%, to $3.1 million for the nine months ended September 30, 2007 from $1.5 million for the nine months ended September 30, 2006. The increase primarily consisted of $556,000 related to increased headcount and increased compensation, $700,000 for public company related costs, including legal and reporting expenses, $452,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan and $99,000 for increased departmental costs. These increases were partially offset by a $227,000 decrease in legal fees associated with the resolution of the Suros litigation in May 2006.

Interest Expense. Interest expense increased $767,000 to $1.4 million for the nine months ended September 30, 2007 from $612,000 for the nine months ended September 30, 2006. The increase was due to the interest expense incurred relating to the December 2006 Subordinated Note payable.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the nine months ended September 30, 2007, we recorded an aggregate of $160,000 for the changes in fair value of our May 2006 Notes in accordance with FAS No. 155 and $831,000 for the reduction in the fair value of the warrant liability. For the nine months ended September 30, 2006, we recorded a $3.8 million expense for the changes in fair value of our May 2006 Notes.

Interest Income. Interest income increased $1.1 million to $1.2 million for the nine months ended September 30, 2007 from $116,000 for the nine months ended September 30, 2006 primarily as a result of increased interest income from higher cash and short-term investment balances resulting from our IPO, which closed in April 2007.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of September 30, 2007, we had an accumulated deficit of $71.5 million. From inception through September 30, 2007, we generated cumulative gross profit from the sale of our product offerings of $50.9 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our issuance of the May 2006 Notes and the December 2006 Subordinated Note, as well as our IPO in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of the May 2006 Notes totaled $8.0 million. Proceeds from the issuance of the December 2006 Subordinated Note were $10.0 million, of which $1.2 million was used to repay the 2004 subordinated note obligation. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO.

We believe that our cash and cash equivalents and our anticipated ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.7 million, for the nine months ended September 30, 2007, which was a function of a decrease in accounts payable and accrued expenses of $1.8 million, an increase in inventory of $1.8 million, an increase in accounts receivable of $1.1 million and an increase in prepaid expenses of $471,000. These uses of cash were partially offset by a decrease in other assets of $469,000 and an increase in deferred revenue of $31,000. The $1.8 million decrease in accounts payable and accrued expenses resulted from the use of proceeds from the April 2007 IPO which allowed us to reduce outstanding vendor balances. The aggregate increased investment in inventory of $1.8 million resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to increase during the remainder of 2007. The increase in accounts receivable was primarily due to an increase in net sales. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will remain constant as compared to 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $13.5 million during the nine months ended September 30, 2007, was primarily attributable to the purchase of short-term investments and the addition of demonstration units and new manufacturing molds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.0 million during the nine months ended September 30, 2007 was primarily attributable to proceeds of $47.1 million from the April 2007 IPO and underwriters overallotment, the $2.8 million advance on our working capital facility and $53,000 related to the proceeds from the issuance of common stock from option exercises. These proceeds were partially offset by an aggregate of $5.0 million in repayments under our various debt facilities and $941,000 in cash paid for deferred offering costs including legal, accounting and printing fees, which were reclassified to additional paid-in capital at the completion of the IPO in April 2007.

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 06-11 will have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of September 30, 2007, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002 and fully launched our flagship product, the EnCor system, in November 2005. We incurred net losses of $8.6 million in 2005, $15.4 million in 2006, and $5.9 million in the nine months ended September 30, 2007, and, as of that date, had an accumulated deficit of approximately $71.5 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, and prepare for the full commercialization of the Contura MLB Catheter and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding.

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

Our future success will depend in part upon our ability to successfully commercialize our Contura MLB Catheter.

We expect our Contura MLB Catheter, which we received FDA 510(k) clearance in May 2007, to rapidly become a significant contributor to our revenues. The Contura MLB Catheter development has been completed but there remains significant challenges that must be overcome before it can be fully commercialized, including:

•	we have limited experience selling to radiological oncologists, the primary market for this product;

•	protecting it with intellectual property rights;

•	obtaining adequate third-party reimbursement;

•	producing compelling clinical data on safety and effectiveness;

•	partnering, as necessary, with suppliers; and

•	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

If we are able to overcome these challenges, we may nevertheless be unable to convince potential customers that the Contura MLB Catheter represents a compelling alternative to competing products. Our commercial success will also depend on a general market shift from whole to partial breast radiation. Our long-term commercialization experience with the Contura MLB Catheter could be significantly below expectations or not achieved at all, which would have a material adverse effect on our future financial performance.

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

The markets in which we compete involve rapid and substantial technological development and product innovations. There are few barriers to prevent new entrants or existing competitors from developing or acquiring products or technological improvements that compete effectively against our products or technology. If we are unable to innovate successfully to anticipate or respond to competitive threats, obtain regulatory approvals, or protect such innovation with defensible intellectual property, our revenues could fail to grow or could decline. Our business strategy is in part based upon our expectation that we will continue to make frequent new product introductions and improvements to existing products that will be demanded by our target customers. If we are unable to continue to develop new products and technologies as anticipated, our ability to grow and our future financial performance could be materially harmed. For example, we recently received 510(k) clearance from the FDA for our new SenoSonix System, an integration of Encor with ultra sound technology from Ultrasonix Medical Corporation of Canada. We have yet to commercially launch this product and there can be no assurances that we will be successful in obtaining meaningful revenues once it has been commercialized.

Our business strategy is heavily focused on integrated breast centers and other large institutions.

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the year ended December 31, 2006, and quarter ended September 30, 2007, represented approximately 7.6% and 5.2%, respectively, of our total revenues. We cannot assure you that Kaiser or other customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

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

We expect that our Contura MLB Catheter will be a principal driver of future growth. However, our sales force historically has primarily sold diagnostic products and therefore has limited experience selling a therapeutic device. Our Contura MLB Catheter competes with products that are well-established. Accordingly, it is difficult for us to predict how well our sales force will perform.

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

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Also, healthcare reform legislation or regulation may be proposed or enacted in the future that adversely affects these policies and amounts. For example, the Federal Deficit Reduction Act of 2006 may in the future affect future reimbursement rates for our vacuum assisted biopsy products and Contura MLB Catheter products. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share.

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

For both the year ended December 31, 2006 and for the quarter ended September 30, 2007, we derived approximately 95% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

As of September 30, 2007, approximately 10,782,635 shares of common stock have become eligible for sale following the expiration of lock-up arrangements with our stockholders that we had previously entered into in connection with our IPO. If our stockholders sell substantial amounts of our common stock in the public, the market price of our common stock could decline.

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

We did not sell any unregistered equity securities during the period covered by this report.

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

Of the $44.8 million in net proceeds, through September 30, 2007, we have spent approximately $1.8 million to repay interest owing on our May 2006 Notes, the repayment of which accelerated and became due as a result of the IPO. For the period from the IPO through September 30, 2007, we incurred $8.8 million in selling and marketing expenses, $3.2 million in research and development expenses and $2.3 million in general and administrative expenses.

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

Date: November 13, 2007	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	/s/ Kevin J. Cousins
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