Form 10-Q
period 2008-03-31
SENORX INC
filed 2008-05-13
CIK 1097136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, 17,220,669 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON

SENORX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$21,020,667	$17,185,259
Short-term investments	1,638,160	10,764,490
Accounts receivable, net of allowance for doubtful accounts of $107,728	5,885,203	5,421,184
Inventory	7,653,095	6,650,955
Prepaid expenses and deposits	604,929	544,276

Total current assets	36,802,054	40,566,164
Property and equipment, net	1,085,685	1,071,435
Other assets, net of accumulated amortization of $553,514, and $436,380, respectively	642,734	424,649

TOTAL	$38,530,473	$42,062,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,503,687	$2,580,249
Accrued expenses, including accrued employee compensation of $879,305 and $1,137,889, respectively	2,880,667	2,904,603
Deferred revenue	83,814	93,888
Current portion of long-term debt	107,254	2,093,346

Total current liabilities	5,575,422	7,672,086
Long-term debt—less current portion	14,564	26,820

Total liabilities	5,589,986	7,698,906
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,212,651 (2008) and 17,202,395 (2007) issued and outstanding	17,211	17,202
Additional paid-in capital	110,387,285	109,815,612
Accumulated deficit	(77,464,009)	(75,469,472)

Total stockholders’ equity	32,940,487	34,363,342

TOTAL	$38,530,473	$42,062,248

SENORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$10,682,775	$7,700,076
Cost of goods sold	4,053,450	3,537,344

Gross profit	6,629,325	4,162,732
Operating expenses:
Selling and marketing	5,089,562	4,300,493
Research and development	1,561,904	1,468,204
General and administrative	2,207,393	782,536

Total operating expenses	8,858,859	6,551,233

Loss from operations	(2,229,534)	(2,388,501)
Interest expense	24,186	476,870
Change in fair value of convertible promissory notes and warrant valuation	—	(685,828)
Interest income	(259,183)	(70,059)

Loss before provision for income taxes	(1,994,537)	(2,109,484)
Provision for income taxes	—	—

Net loss	$(1,994,537)	$(2,109,484)

Net loss per share	$(0.12)	$(0.90)

Weighted average shares outstanding-basic and diluted	17,194,404	2,343,320

SENORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,994,537)	$(2,109,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318,995	290,993
Stock-based compensation	554,480	304,744
Loss on fixed asset abandonment	—	28,871
Amortization of debt discounts	—	78,156
Change in fair value of convertible promissory notes and warrant debt discount	—	(685,828)
Changes in operating assets and liabilities:
Accounts receivable	(464,019)	(46,174)
Inventory	(1,294,830)	(383,525)
Prepaid expenses and deposits	(30,653)	20,381
Other assets	(99,790)	436,813
Accounts payable	(105,047)	(1,645,156)
Accrued expenses	(23,936)	(128,294)
Deferred revenue	(10,074)	37,550

Net cash used in operating activities	(3,149,411)	(3,800,953)

Cash Flows From Investing Activities:
Maturities of short-term investments	9,126,330	—
Acquisition of property and equipment	(130,365)	(197,846)

Net cash provided by (used in) investing activities	8,995,965	(197,846)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock from stock option exercises	17,202	23,945
Payment of debt issuance costs	(30,000)	(35,629)
Repayment of other borrowings	(1,996,149)	(243,482)
Payment of deferred offering costs	—	(78,934)
Repayment of capital leases	(2,199)	(1,253)

Net cash used in financing activities	(2,011,146)	(335,353)

Net increase (decrease) in cash and cash equivalents	3,835,408	(4,334,152)
Cash and cash equivalents—beginning of period	17,185,259	7,412,986

Cash and cash equivalents—end of period	$21,020,667	$3,078,834

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$8,146

Cash paid for interest	$27,078	$310,139

Inventory transferred to fixed assets other assets	$292,690	$267,735

Debt issuance costs included in accounts payable and accrued expenses	$—	$44,749

Property and equipment acquired included in accounts payable	$28,485	$—

Other assets included in accounts payable and accrued expenses	$—	$810,245

Equipment acquired under capital leases	$—	$12,837

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2008 and the results of operations and cash flows for the related interim periods ended March 31, 2008 and 2007 The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 21, 2008 as part of the Company’s Annual Report on Form 10-K. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not changed as of March 31, 2008.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), including an amendment of SFAS No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, as the Company did not make any fair value elections under SFAS 159.

In December 2007, the FASB issued SFAS No. 141—revised 2007, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of SFAS 141R will have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after

December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS 157-2 will have on its results of operations, financial position and cash flows.

4. INVENTORY

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$3,277,809	$3,051,800
Work-in-process	588,905	391,431
Finished goods	3,786,381	3,207,724

	$7,653,095	$6,650,955

5. LONG-TERM DEBT

2003 Subordinated Note—The 2003 subordinated note is uncollateralized and provides for a five-year term (maturing in February 2008) requiring the payment of interest only on a quarterly basis with an annual interest rate of 4%. At December 31, 2007, the outstanding balance on the note was $1,000,000. In February 2008 the Company made a payment in the amount of $1,006,633, in full satisfaction of the outstanding principal balance and accrued unpaid interest.

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

6. STOCK OPTION PLANS

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

As of March 31, 2008, options to purchase a total of 733,696 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,724,589 shares were available for issuance under the 2006 Plan

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of March 31, 2008, options to purchase a total of 717,866 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

As of March 31, 2008, there was unrecognized compensation expense of $2.4 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.0 years. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2008 was $3.47.

As of March 31, 2008, the total number of options exercisable was 570,357 shares, which had a weighted average exercise price of $4.78. The average remaining life of these options was 6.4 years and the aggregate intrinsic value was $1.7 million at March 31, 2008.

As of March 31, 2008, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 1,374,234 shares, which had a weighted average exercise price of $7.17. The average remaining life of these options was 7.5 years and the aggregate intrinsic value was $0 at March 31, 2008.

7. INCOME TAXES

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

As of March 31, 2008, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As of March 31, 2008, the Company had unrecognized tax benefits of $410,000. _The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of March 31, 2008. There are no penalties accrued as of March 31, 2008.

Jurisdiction	Open Tax Years
Federal	1998 - 2007
California	1998 - 2007

8. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended March 31
	2008	2007
Weighted-average common stock outstanding	17,206,120	2,377,946
Less: Unvested common shares subject to repurchase	(11,716)	(34,626)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,194,404	2,343,320

9. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. The Company has reviewed the claims made by Hologic, is confident in its proprietary intellectual property and actions, and intends to vigorously defend itself.

10. COMMITMENTS AND CONTINGENCIES

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

11. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
United States	$9,023,872	$7,296,347
Canada	503,449	134,102
Rest of world	1,155,454	269,627

Total	$10,682,775	$7,700,076

No customer accounted for 10% or more of net revenues for any period presented.

At March 31, 2008, the Company has four product classes. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s recently commercialized Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended March 31
	2008	2007
Biopsy disposable products	$4,871,593	$3,519,584
Biopsy capital equipment products	1,271,586	480,828
Diagnostic adjunct products	3,922,964	3,699,664
Therapeutic disposable products	616,632	—

Total	$10,682,775	$7,700,076

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell minimally-invasive medical devices that are used in the diagnosis of breast cancer. We were incorporated in 1998. From our inception until 2002, our principal activity was the development and regulatory clearance of our initial products, primarily our biopsy tissue markers and our first breast biopsy system, the EnCor 360 (previously referred to by us and marketed as SenoCor 360). We launched our first biopsy tissue markers in 2002 and our EnCor 360 in 2003. The EnCor 360 hardware subsequently served as a platform to facilitate the later launch of the EnCor probes, which are compatible with the major imaging modalities

In 2004, we received 510(k) clearance from the FDA to market our EnCor breast biopsy system, our flagship product for use in breast biopsy procedures, conducting market preference testing commencing in the fourth quarter of 2004. Over the subsequent period ending in October 2005, we began selling the product on a limited basis while we focused on enhancing certain components of the product to optimize its performance, and we subsequently progressed with a full commercial launch of our EnCor system in November 2005.

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

For the three months ended March 31, 2008, we generated net revenues of $10.7 million and a net loss of $2.0 million. As of March 31, 2008, our accumulated deficit was $77.5 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital, our tissue markers, and other products for breast care. Nearly all of our sales are generated in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital and marker products will continue to grow in 2008. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate. In January 2008, we began the full commercialization of our Contura MLB Catheter which we anticipate will provide meaningful revenue increases in 2008 and future years.

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

Our research and development expenses consist of salaries and related expenses of our research and development personnel and consultants and costs of product development, which include patent filing and maintenance costs, production engineering, clinical and regulatory support and post-clearance clinical product enhancements. We expense all our research and development costs as they are incurred. We expect research and development expenses to increase in absolute terms as we continue to develop, enhance, obtain clinical results and commercialize existing and new products.

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

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit. In connection with such lawsuit, the Court recently denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 50 to 80 days. This acceleration of the previously anticipated litigation timetable has resulted in the acceleration of forecasted litigation costs related to the complaint, which are now in the range between $4.0 million and $4.5 million for 2008.

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

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	37.9	45.9

Gross profit	62.1	54.1
Operating expenses:
Selling and marketing	47.6	55.8
Research and development	14.6	19.1
General and administrative	20.7	10.2

Total operating expenses	82.9	85.1

Loss from operations	(20.9)	(31.0)
Interest expense	0.2	6.2
Interest income	(2.4)	(0.9)
Provision for income taxes	—	—

Net loss	(18.7)%	(27.4)%

Three months ended March 31, 2008 and 2007

Net Revenues. Net revenues increased $3.0 million, or 38.7%, to $10.7 million for the three months ended March 31, 2008 from $7.7 million for the three months ended March 31, 2007. The increase primarily consisted of $1.4 million in biopsy disposable revenues, an increase of 38.4% from the three months ended March 31, 2007 due to a larger installed base of EnCor systems. Biopsy capital revenues increased $791,000, or 164.5% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2007. Diagnostic adjunct revenues increased $223,000, or 6.0%, primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased Gamma Finder sales. Diagnostic therapeutic revenues increased $617,000 as we began sales of our Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $516,000, or 14.6%, to $4.1 million for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit as a percentage of net revenue increased by 8.0% to 62.1% for the three months ended March 31, 2008 from 54.1% for the three months ended March 31, 2007. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and gross margin contribution from the sales of our Contura MLB. Additionally, gross margins continue to benefit from the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $790,000, or 18.3%, to $5.1 million for the three months ended March 31, 2008 from $4.3 million for the three months ended March 31, 2007. The increase primarily consisted of $546,000 in salaries and related employee costs due to the expansion of our sales organization, a $147,000 increase in departmental, selling and promotional related expenses and $67,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $94,000, or 6.4%, to $1.6 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The increase in these expenses consisted primarily of patent related and departmental costs of $126,000, $67,000 in salaries and the related employee costs and a $35,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan. In addition, project costs, primarily for the Contura MLB, decreased $133,000.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 182.1%, to $2.2 million for the three months ended March 31, 2008 from $783,000 for the three months ended March 31, 2007. The increase primarily consisted of $765,000 in attorney and related litigation costs incurred in connection with responding to the allegations by Hologic of patent infringement relating to our Contura MLB, $190,000 for public company related costs, including legal and reporting expenses, $170,000 related to increased headcount and increased compensation, $140,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan and $138,000 for increased professional fees and departmental costs.

Interest Expense. Interest expense decreased $453,000 to $24,000 for the three months ended March 31, 2008 from $477,000 for the three months ended March 31, 2007. The decrease was primarily due to the repayment of the December 2006 notes payable.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the three months ended March 31, 2007, we recorded an aggregate of $686,000 for the changes in fair value of our May 2006 notes in accordance with FAS No.155 of $160,000 and $526,000 for the reduction in the value of the warrant liability.

Interest Income. Interest income increased $189,000 to $259,000 for the three months ended March 31, 2008 from $70,000 for the three months ended March 31, 2007 primarily as a result of increased interest income from higher cash and short-term investment balances resulting from our IPO, which closed in April 2007.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of March 31, 2008, we had an accumulated deficit of $77.5 million. From inception through March 31, 2008, we generated cumulative gross profit from the sale of our product offerings of $63.4 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our issuance of the May 2006 Notes and the December 2006 Subordinated Note, and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of the May 2006 Notes totaled $8.0 million. Proceeds from the issuance of the December 2006 Subordinated Note was $10.0 million, of which $1.2 million was used to repay the 2004 Subordinated Note payable. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire the December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay the February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.1 million, for the three months ended March 31, 2008, which was primarily a function of an increase in inventory of $1.3 million, an increase in accounts receivable of $464,000, an increase in other assets of $100,000 and an increase in prepaid expenses of $31,000. These uses of cash were offset by a $129,000 decrease in accounts payable and accrued expenses. The aggregate increased investment in inventory of $1.3 million resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to modestly increase for the remainder of 2008. The increase in accounts receivable was primarily due to an increase in net sales. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant.

Net Cash Provided by Investing Activities

Net cash provided by investing activities amounted to $9.1 million during the three months ended March 31, 2008, was primarily attributable to the maturities of short-term investments which was partially offset by the $130,000 addition for new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.0 million during the three months ended March 31, 2008 was primarily attributable to the repayment of $2.0 million for the Century Medical notes and $30,000 cash paid for the annual renewal of the working capital facility. These uses of cash were offset by $17,000 related to proceeds from the issuance of common stock from option exercises

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, as we did not make any fair value elections under SFAS 159.

In December 2007, the FASB issued SFAS No. 141—revised 2007, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS 157 will be effective for fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS 157-2 will have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of March 31, 2008, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. We have reviewed the claims made by Hologic, are confident in our proprietary intellectual property and actions, and intend to vigorously defend ourselves in this matter. Because the outcome of this litigation is undetermined, we cannot reasonably estimate the possible loss or range of loss that may arise from the litigation, we have not recorded an accrual for possible damages. We are currently estimating that attorney and related litigation costs in connection with this matter could range between $4.0 million to $4.5 million during fiscal year 2008.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008. We incurred net losses of $9.9 million in 2007, $15.4 million in 2006, and, as of March 31, 2008, had an accumulated deficit of approximately $77.5 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, continue with the full commercialization of the Contura MLB, and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to achieve or sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

Our industry has been characterized by frequent demands for licenses and litigation. On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. Because the outcome of this litigation is undetermined, we cannot reasonably estimate the possible loss or range of loss that may arise from the litigation or the likelihood of success. If we lose the law suit, we may be completely prevented from selling Contura MLB and as a result, our future prospects will be significantly harmed.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the three months ended March 31, 2008 and year ended December 31, 2007, represented approximately 4.6% and 5.8%, respectively, of our total revenues. We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

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

For the three months ended March 31, 2008, we derived approximately 89.2% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

Exhibit Number	Description

10.2(1)	1998 Stock Plan.

10.3(1)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ Kevin J. Cousins
Kevin J. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.