Form 10-Q
period 2008-06-30
SENORX INC
filed 2008-08-11
CIK 1097136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 17,268,348 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON

SENORX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,338,100	$17,185,259
Short-term investments	—	10,764,490
Accounts receivable, net of allowance for doubtful accounts of $188,795, and $107,728, respectively	6,587,283	5,421,184
Inventory	8,310,247	6,650,955
Prepaid expenses and deposits	753,654	544,276

Total current assets	34,989,284	40,566,164
Property and equipment, net	1,266,097	1,071,435
Other assets, net of accumulated amortization of $647,753, and $436,380, respectively	822,382	424,649

TOTAL	$37,077,763	$42,062,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,699,328	$2,580,249
Accrued expenses, including accrued employee compensation of $1,842,160 and $1,137,889, respectively	4,593,363	2,904,603
Deferred revenues	123,514	93,888
Current portion of long-term debt	64,118	2,093,346

Total current liabilities	8,480,323	7,672,086
Long-term debt—less current portion	12,287	26,820

Total liabilities	8,492,610	7,698,906
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,268,348 (2008) and 17,202,395 (2007) issued and outstanding	17,268	17,202
Additional paid-in capital	111,163,486	109,815,612
Accumulated deficit	(82,595,601)	(75,469,472)

Total stockholders’ equity	28,585,153	34,363,342

TOTAL	$37,077,763	$42,062,248

SENORX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$11,186,118	$8,121,285	$21,868,893	$15,821,361
Cost of goods sold	4,326,302	3,490,011	8,379,752	7,027,355

Gross profit	6,859,816	4,631,274	13,489,141	8,794,006
Operating expenses:
Selling and marketing	5,775,891	4,430,998	10,865,453	8,731,491
Research and development	1,462,898	1,646,665	3,024,802	3,114,869
General and administrative	4,886,590	1,104,652	7,093,983	1,887,188

Total operating expenses	12,125,379	7,182,315	20,984,238	13,733,548

Loss from operations	(5,265,563)	(2,551,041)	(7,495,097)	(4,939,542)
Interest expense	12,640	449,865	36,826	926,735
Change in fair value of convertible promissory notes and warrant valuation	—	(305,047)	—	(990,875)
Interest income	(146,611)	(560,980)	(405,794)	(631,039)

Loss before provision for income taxes	(5,131,592)	(2,134,879)	(7,126,129)	(4,244,363)
Provision for income taxes	—	—	—	—

Net loss	$(5,131,592)	$(2,134,879)	$(7,126,129)	$(4,244,363)

Net loss per share-basic and diluted	$(0.30)	$(0.15)	$(0.41)	$(0.45)

Weighted average shares outstanding-basic and diluted	17,231,164	13,900,529	17,214,336	9,388,107

SENORX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(7,126,129)	$(4,244,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	753,497	720,281
Stock-based compensation	1,094,463	867,506
Loss on fixed asset abandonment	671	28,871
Amortization of debt discounts	—	204,239
Provision for bad debt	81,067	—
Change in fair value of convertible promissory notes and warrant debt discount	—	(990,875)
Changes in operating assets and liabilities:
Accounts receivable	(1,247,166)	(236,261)
Inventory	(2,339,215)	(1,081,336)
Prepaid expenses and deposits	(199,356)	(235,428)
Other assets	(174,509)	443,691
Accounts payable	960,133	(2,281,954)
Accrued expenses	1,684,195	190,125
Deferred revenues	29,626	30,800

Net cash used in operating activities	(6,482,723)	(6,584,704)

Cash Flows From Investing Activities:
Maturities of short-term investments	10,764,490	—
Acquisition of property and equipment	(308,642)	(251,640)

Net cash provided by (used in) investing activities	10,455,848	(251,640)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	45,626	44,749
Proceeds from issuance of common stock under the ESPP plan	207,851	—
Proceeds from initial public offering	—	47,058,000
Payment of deferred offering costs	—	(941,027)
Proceeds from other borrowings	—	2,750,000
Payment of debt issuance costs	(30,000)	(49,496)
Repayment of other borrowings	(2,039,286)	(4,894,447)
Repayment of capital leases	(4,475)	(3,112)

Net cash (used in) provided by financing activities	(1,820,284)	43,964,667

Net increase in cash and cash equivalents	2,152,841	37,128,323
Cash and cash equivalents—beginning of period	17,185,259	7,412,986

Cash and cash equivalents—end of period	$19,338,100	$44,541,309

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$8,146

Cash paid for interest	$29,623	$559,568

Inventory transferred to fixed assets and other assets	$679,923	$650,359

Deferred offering costs offset against proceeds of initial public offering	$—	$1,325,131

Warrant liability transferred to equity	$—	$698,374

Promissory note converted to common stock	$—	$10,000,000

Preferred stock converted to common stock	$—	$46,816,923

Property and equipment acquired included in accounts payable	$158,946	$6,315

Equipment acquired under capital leases	$—	$14,477

SENORX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2008 and the results of operations and cash flows for the related interim periods ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 21, 2008 as part of the Company’s Annual Report on Form 10-K. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not changed as of June 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations, financial position and cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its results of operations, financial position and cash flows.

4. INVENTORY

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$3,437,043	$3,051,800
Work-in-process	691,941	391,431
Finished goods	4,181,263	3,207,724

	$8,310,247	$6,650,955

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

Note Payable —In 2002, the Company entered into an arrangement with a distributor whereby the distributor advanced a total of $1,000,000 cash to the Company for the future purchase of product. The Company classified these advances as deferred revenues in the 2005 balance sheet. As product was purchased, the applicable sales value was recognized as revenues. Although the Company was not obligated to refund any of these advances, effective December 31, 2006, the Company agreed to terminate the distribution agreement and repay the outstanding prepayment of $953,015 before February 20, 2008. The obligation bears simple interest at 2% per annum applied on a semi-monthly basis, not to exceed $19,060 per year. In February 2008, the Company made a payment in the amount of $954,634, in full satisfaction of the outstanding principal balance and accrued unpaid interest.

6. STOCK OPTION PLANS

The Company’s 2006 Stock Option Plan (the “2006 Plan”), which was adopted by the Company’s board of directors in May 2006 and approved by the Company’s stockholders in June 2006 is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 2,434,312 shares of common stock. The 2006 plan will terminate in 2016 and also provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2007 fiscal year, equal to the lesser of:

•	3.5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	630,000 shares; or

•	Such other amount as the board of directors may determine.

As of June 30, 2008, options to purchase a total of 964,608 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,489,760 shares were available for issuance under the 2006 Plan

The Company also has a 1998 Stock Option Plan (“1998 Plan”), which plan was approved by the Company’s board of directors and stockholders in 1998. As of June 30, 2008, options to purchase a total of 696,069 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

The exercise price, term and other conditions applicable to each option granted under the 2006 and 1998 Plans are generally determined by the Administrator at the time of grant of each option and may vary with each option granted. The stock options granted generally vest 25% per year over a four-year period and expire after seven to 10 years. The options are exercisable according to the vesting schedule. Alternatively, the options may be exercised in whole or in part at any time into restricted, unvested common shares which are subject to the risk of forfeiture, and to the Company’s repurchase rights.

As of June 30, 2008, there was unrecognized compensation expense of $2.7 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.5 years. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2008 was $3.26.

As of June 30, 2008, the total number of options exercisable was 580,265 shares, which had a weighted average exercise price of $5.06. The average remaining life of these options was 6.4 years and the aggregate intrinsic value was $2.0 million at June 30, 2008.

As of June 30, 2008, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 1,577,643 shares, which had a weighted average exercise price of $7.19. The average remaining life of these options was 7.2 years and the aggregate intrinsic value was $930,000 at June 30, 2008.

Stock-based compensation included in the Company’s statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$20,014	$25,892	$41,966	$41,400
Selling and marketing expense	146,743	137,156	306,405	249,344
Research and development expense	116,909	112,884	235,239	197,542
General and administrative expense	213,231	240,405	440,912	330,372

Total	$496,897	$516,337	$1,024,522	$818,658

7. EMPLOYEE STOCK PURCHASE PLAN

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan provides eligible employees of the Company with an incentive by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing April 1 and October 1 of each year during the term of the Purchase Plan, except for the first such offering period, which commenced on the first trading day on or after March 28, 2007 and ended on the first trading day on or after September 30, 2007. In June 2007, the Company’s board of directors amended the offering periods to May 15 and November 15 of each year from April 1 and October 1 of each year commencing in 2008. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. During the six months ended June 30, 2008, the Company recorded $69,941 for compensation related to the discounted purchase price and look back feature of the Purchase Plan. The fair value of these discounts was estimated using a Black-Scholes pricing method with the following assumptions: $6.16 and $7.60 strike price; $7.25 and 8.94 share price; 184 and 228 days until expiration; 45% and 44% volatility and 1.89% and 4.08% interest rate on May 16, 2008 and October 1, 2007, respectively. As of June 30, 2008, Purchase Plan participant contributions of $99,530 were included in other current liabilities in the accompanying 2008 balance sheet. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of June 30, 2008, 69,691 shares have been issued under the Purchase Plan.

8. INCOME TAXES

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

As of June 30, 2008, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As of June 30, 2008, the Company had unrecognized tax benefits of $410,000.

The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of June 30, 2008. There are no penalties accrued as of June 30, 2008.

Jurisdiction	Open Tax Years
Federal	1998 - 2007
California	1998 - 2007

9. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average common stock outstanding	17,239,776	13,926,675	17,222,948	9,414,253
Less: Unvested common shares subject to repurchase	(8,612)	(26,146)	(8,612)	(26,146)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,231,164	13,900,529	17,214,336	9,388,107

10. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by Hologic and the Company to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. The Company remains confident in its proprietary intellectual property and actions, and intends to continue to vigorously defend itself in this matter.

11. COMMITMENTS AND CONTINGENCIES

In March 2008, the Company entered into an agreement to lease a new corporate and manufacturing facility in Irvine, California consisting of 41,402 square feet of space. The lease has an initial term of 63 months commencing November 1, 2008, with the Company’s right of earlier occupancy, and one five-year option to extend. The initial monthly base rent is approximately $44,300 and increases at a rate of 4% per annum.

12. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$10,187,776	$7,480,874	$19,178,716	$14,771,554
Canada	148,050	407,033	661,660	542,633
Rest of world	850,292	233,378	2,028,517	507,174

Total	$11,186,118	$8,121,285	$21,868,893	$15,821,361

No customer accounted for 10% or more of net revenues for any period presented.

At June 30, 2008, the Company has four product classes. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s recently commercialized Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Biopsy disposable products	$5,189,579	$4,021,597	$10,061,172	$7,541,181
Biopsy capital equipment products	1,079,023	620,401	2,350,609	1,101,229
Diagnostic adjunct products	3,878,643	3,454,190	7,801,607	7,153,854
Therapeutic disposables	1,038,873	25,097	1,644,505	25,097

Total	$11,186,118	$8,121,285	$21,868,893	$15,821,361

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell minimally-invasive medical devices that are used in the diagnosis of breast cancer. We were incorporated in 1998. From our inception until 2002, our principal activity was the development and regulatory clearance of our initial products, primarily our biopsy tissue markers and our first breast biopsy system, the EnCor 360 (previously referred to by us and marketed as SenoCor 360). We launched our first biopsy tissue markers in 2002 and our EnCor 360 in 2003. The EnCor 360 hardware subsequently served as a platform to facilitate the later launch of the EnCor probes, handpieces and other probes, which are compatible with the major imaging modalities

In 2004, we received 510(k) clearance from the FDA to market our EnCor breast biopsy system, our flagship product for use in breast biopsy procedures, conducting market preference testing commencing in the fourth quarter of 2004. Over the subsequent period ending in October 2005, we began selling the product on a limited basis while we focused on enhancing certain components of the product to optimize its performance, and we subsequently progressed with a full commercial launch of our EnCor system in November 2005.

We have and are continuing to develop minimally-invasive products for surgical excision of lesions and for breast cancer treatment. We received 510(k) clearance for our Contura Multi-Lumen Radiation Balloon Catheter, or Contura MLB, in May 2007 and launched in January 2008. Contura MLB is one of a new class of devices designed to reduce radiation treatment time to five days from six to eight weeks in patients eligible for the treatment. We also believe that Contura MLB may present radiation oncologists with opportunities to optimize dosing for certain patients. We are also developing next generation tissue marker products, additional EnCor line extensions, line extensions of Contura MLB, and certain radio frequency based tissue cutting devices.

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

For the six months ended June 30, 2008, we generated net revenues of $21.9 million and a net loss of $7.1 million. As of June 30, 2008, our accumulated deficit was $82.6 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital equipment and marker products will continue to grow in 2008. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate. In January 2008, we began the full commercialization of our Contura MLB Catheter which we anticipate will provide meaningful revenue increases in 2008 and future years.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold as a percentage of revenues will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase in 2008 due to design and production process improvements, changes in product mix, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

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

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit. With regard to the complaint filed by Hologic in January 2008, both parties jointly requested a stay of proceedings until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. The stay was granted shortly before the previously scheduled respective starts of the Markman claims construction hearing (previously scheduled for June 25, 2008) and the trial (previously scheduled to begin on July 14, 2008). Our current outlook for patent litigation costs beyond the $4.3 million incurred to date, is an additional $500,000 to $3 million for the remainder of 2008, depending upon the disposition of the Markman hearing and a trial.

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

Interest

Interest income represents income generated from our cash and cash equivalents and short-term investments that are invested generally in liquid money-market funds and commercial paper. During 2007, debt obligations included a working capital facility, an equipment facility and long-term notes payable resulted in interest expense. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests were amortized to interest expense over the term of the related debt obligations. We expect interest expense will decrease due to the retirement of certain debt obligations in 2007 and early 2008.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended June 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	38.7	43.0

Gross profit	61.3	57.0
Operating expenses:
Selling and marketing	51.6	54.6
Research and development	13.1	20.3
General and administrative	43.7	13.6

Total operating expenses	108.4	88.4

Loss from operations	(47.1)	(31.4)
Interest expense	0.1	5.5
Change in fair value of convertible promissory notes and warrant valuation	—	(3.8)
Interest income	(1.3)	(6.9)
Provision for income taxes	—	—

Net loss	(45.9)%	(26.3)%

Three months ended June 30, 2008 and 2007

Net Revenues. Net revenues increased $3.1 million, or 37.7%, to $11.2 million for the three months ended June 30, 2008 from $8.1 million for the three months ended June 30, 2007. The increase primarily consisted of $1.2 million in biopsy disposable revenues, an increase of 29.0% from the three months ended June 30, 2007 due to a larger installed base of EnCor systems. Biopsy capital equipment revenues increased $459,000, or 73.9% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2007. Diagnostic adjunct revenues increased $424,000, or 12.3%, primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased Gamma Finder sales. Therapeutic revenues increased $1.0 million as we began sales of our Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $836,000, or 24.0%, to $4.3 million for the three months ended June 30, 2008 from $3.5 million for the three months ended June 30, 2007. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in unit sales. Gross profit increased 48.1% for the three months ended June 30, 2008 to $6.9 million from $4.7 million for the three months ended June 30, 2007. Gross profit as a percentage of net revenues increased by 4.3% to 61.3% for the three months ended June 30, 2008 from 57.0% for the three months ended June 30, 2007. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and gross margin contribution from the sales of our Contura MLB. Additionally, gross margins continue to benefit from the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.3 million, or 30.4%, to $5.8 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. The increase primarily consisted of $1.1 million in salaries and related employee costs due to the expansion of our sales organization, a $152,000 increase in departmental expenses, and a $94,000 increase in selling and promotional related expenses.

Research and Development Expenses. Research and development expenses decreased $184,000, or 11.2%, to $1.5 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. The decrease in these expenses consisted primarily of $250,000 in project costs, predominately for the Contura MLB which were partially offset by an increase in salaries and the related employee costs of $59,000.

General and Administrative Expenses. General and administrative expenses increased $3.8 million, or 342.4%, to $4.9 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. The increase primarily consisted of $3.5 million in attorney and related litigation costs incurred in connection with responding to the allegations by Hologic of patent infringement relating to our Contura MLB, $181,000 for public company related costs, including legal and reporting expenses, $127,000 for increased professional fees and departmental costs and $98,000 related to increased headcount and increased compensation.

Interest Expense. Interest expense decreased $437,000 to $13,000 for the three months ended June 30, 2008 from $450,000 for the three months ended June 30, 2007. The decrease was primarily due to the repayment of the December 2006 notes payable.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation. For the three months ended June 30, 2007, we recorded an aggregate reduction of $305,000 for the change in fair value of the warrant liability associated with the December 2006 Notes.

Interest Income. Interest income decreased $414,000 to $147,000 for the three months ended June 30, 2008 from $561,000 for the three months ended June 30, 2007 primarily due to lower cash and short-term investment balances resulting from the repayment of $10.3 million for the retirement of the December 2006 subordinated note, $2.0 million to repay the February 2003 convertible subordinated note and the 2002 note obligations owing to Century Medical as well as working capital needs.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	38.3	44.4

Gross profit	61.7	55.6
Operating expenses:
Selling and marketing	49.7	55.2
Research and development	13.8	19.7
General and administrative	32.4	11.9

Total operating expenses	96.0	86.8

Loss from operations	(34.3)	(31.2)
Interest expense	0.2	5.9
Change in fair value of convertible promissory notes and warrant valuation	—	(6.3)
Interest income	(1.9)	(4.0)
Provision for income taxes	—	—

Net loss	(32.6)%	(26.8)%

Six months ended June 30, 2008 and 2007

Net Revenues. Net revenues increased $6.0 million, or 38.2%, to $21.9 million for the six months ended June 30, 2008 from $15.8 million for the six months ended June 30, 2007. The increase primarily consisted of $2.5 million in biopsy disposable revenues, an increase of 33.4% from the three months ended June 30, 2007 due to a larger installed base of EnCor systems. Biopsy capital equipment revenues increased $1.2 million, or 113.5% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2007. Diagnostic adjunct revenues increased $648,000, or 9.1%, primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased Gamma Finder sales. Therapeutic revenues increased $1.6 million as we began sales of our Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $1.4 million, or 19.2%, to $8.4 million for the six months ended June 30, 2008 from $7.0 million for the six months ended June 30, 2007. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in unit sales. Gross profit increased $4.7 million or 53.4% for the six months ended June 30, 2008 to $13.5 million for the six months ended June 30, 2007. Gross profit as a percentage of net revenues increased by 6.1% to 61.7% for the six months ended June 30, 2008 from 55.6% for the six months ended June 30, 2007. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and gross margin contribution from the sales of our Contura MLB. Additionally, gross margins continue to benefit from the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $2.1 million, or 24.4%, to $10.9 million for the six months ended June 30, 2008 from $8.7 million for the six months ended June 30, 2007. The increase primarily consisted of $1.7 million in salaries and related employee costs due to the expansion of our sales organization, a $300,000 increase in departmental, selling and promotional related expenses and $80,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses decreased $90,000, or 2.9%, to $3.0 million for the six months ended June 30, 2008 from $3.1 million for the six months ended June 30, 2007. The decrease in these expenses consisted primarily of project costs, predominately for the Contura MLB, which decreased $381,000. This decrease was partially offset by and increase of $126,000 for salaries and the related employee costs, a $112,000 increase for patent related expenses and an increase of $32,000 for equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses increased $5.2 million, or 275.9%, to $7.1 million for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007. The increase primarily consisted of $4.3 million in attorney and related litigation costs incurred in connection with responding to the allegations by Hologic of patent infringement relating to our Contura MLB, $371,000 for public company related costs, including legal and reporting expenses, $269,000 related to increased headcount and increased compensation, $147,000 for increased professional fees and departmental costs and $114,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense decreased $890,000 to $37,000 for the six months ended June 30, 2008 from $927,000 for the six months ended June 30, 2007. The decrease was primarily due to the repayment of the December 2006 subordinated note.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation . For the six months ended June 30, 2007, we recorded an aggregate of $160,000 for the changes in fair value of our May 2006 Notes in accordance with FAS No.155 and $831,000 for the reduction in the fair value of the warrant liability.

Interest Income. Interest income decreased $225,000 to $406,000 for the six months ended June 30, 2008 from $631,000 for the six months ended June 30, 2007 primarily due to lower cash and short-term investment balances resulting from the repayment of $10.3 million for the retirement of the December 2006 subordinated note, $2.0 million to repay the February 2003 convertible subordinated note and the 2002 note obligations owing to Century Medical as well as working capital needs.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of June 30, 2008, we had an accumulated deficit of $82.6 million. From inception through June 30, 2008, we generated cumulative gross profit from the sale of our product offerings of $70.2 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our issuance of the May 2006 Notes and the December 2006 Subordinated Note, and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of the May 2006 Notes totaled $8.0 million. Proceeds from the issuance of the December 2006 Subordinated Note was $10.0 million, of which $1.2 million was used to repay the 2004 Subordinated Note payable. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire the December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay the February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.5 million, for the six months ended June 30, 2008, which was primarily a function of an increase in inventory of $2.3 million, an increase in accounts receivable of $1.2 million, an increase in accounts payable and accrued expenses of $2.6 million, an increase in other assets of $194,000 and an increase in prepaid expenses of $179,000. The aggregate increased investment in inventory of $2.3 million resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers as well as accommodate our move to the new manufacturing facility, which is expected to occur in August 2008, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to modestly increase for the remainder of 2008. The increase in accounts receivable was primarily due to an increase in net sales and an increase in sales outside the United States, which include extended payment terms for initial stocking orders. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will continue to modestly increase.

Net Cash Provided by Investing Activities

Net cash provided by investing activities amounted to $10.5 million during the six months ended June 30, 2008, was primarily attributable to the maturities of short-term investments which was partially offset by the $309,000 addition for new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.8 million during the six months ended June 30, 2008 was primarily attributable to the repayment of $2.0 million for the Century Medical notes and $30,000 cash paid for the annual renewal of the working capital facility. These uses of cash were offset by $253,000 related to proceeds from the issuance of common stock from option exercises and ESPP stock purchases.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our results of operations, financial position and cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our results of operations, financial position and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of June 30, 2008, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. We remain confident in our proprietary intellectual property and actions, and intends to continue to vigorously defend ourselves in this matter. Because the outcome of this litigation is undetermined, we cannot reasonably estimate the possible loss or range of loss that may arise from the litigation, we have not recorded an accrual for possible damages. .Our current outlook for patent litigation costs beyond the $4.3 million incurred to date, is an additional $500,000 to $3 million for the remainder of 2008, depending upon the disposition of the Markman hearing and a trial.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008. We incurred net losses of $9.9 million in 2007, $15.4 million in 2006, and, as of June 30, 2008, had an accumulated deficit of approximately $82.6 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, continue with the full commercialization of the Contura MLB, and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to achieve or sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

We expect our Contura MLB, which we received FDA 510(k) clearance in May 2007, to rapidly become a significant contributor to our revenues. The Contura MLB development has been completed, but there remain significant challenges that must be overcome before we can obtain significant revenues from this product, including:

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

Our industry has been characterized by frequent demands for licenses and litigation. On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. Because the outcome of this litigation is undetermined, we cannot reasonably estimate the possible loss or range of loss that may arise from the litigation or the likelihood of success. If we lose the law suit, we may be completely prevented from selling Contura MLB and as a result, our future prospects will be significantly harmed.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the quarter ended June 30, 2008 and year ended December 31, 2007, represented approximately 5.0% and 5.8%, respectively, of our total revenues. We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

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

For the six months ended June 30, 2008, we derived approximately 90.7% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

We have one product and several components of other products that we obtain from sole suppliers. We rely on one vendor for our Gamma Finder product, one vendor for our biopsy probe motors, one vendor for a biopsy probe coating, one vendor for the ultrasound technology used in SenoSonix with EnCor and one vendor for circuit boards in the Encore and the SenoSonix with Encore hardware. Other products and components come from single suppliers, but alternate suppliers are easier to identify. However, in many of these cases we have not yet qualified alternate suppliers and rely upon purchase orders, rather than longer-term supply agreements. We also do not carry a significant inventory of most components used in our products and generally could not replace our suppliers without significant effort and delay in production. In addition, switching components may require product redesign and new regulatory clearances by the FDA, either of which could significantly delay or prevent production and involve substantial costs.

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

Although we manufacture certain components and assemble some of our products at our corporate headquarters in Aliso Viejo, California, we rely on third parties to manufacture most of the components of our products and are in the process of transferring additional manufacturing and assembly to our Thailand contract manufacturer. Some of these relationships are new and we have not had experience with their large commercial-scale manufacturing capabilities. For example, since the end of 2005, we have been transferring a portion of our manufacturing operations to a third party in Thailand. Because of the distance between California and Thailand, we may have difficulty adequately supervising and supporting its operations. There are several risks inherent in relying on third-party manufacturers, including:

•	failure to meet our requirements on a timely basis as demand grows for our products;

•	errors in manufacturing components that could negatively affect the performance of our products, cause delays in shipment of our products, or lead to malfunctions or returns;

•	inability to manufacture products to our quality specifications and strictly enforced regulatory requirements;

•	inability to implement design modifications that we develop in the future;

•	unwillingness to negotiate a long-term supply contract that meets our needs or to supply components on a short-term basis on commercially reasonable terms;

•	prioritization of other customers orders over ours;

•	inability to fulfill our orders due to unforeseen events, including foreign political events, that result in a disruption of their operations; and

•	continued fluctuations in the value of the U.S. dollar could impact our future third-party manufacturing costs.

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

On June 5, 2008, we held an annual meeting of our stockholders at our corporate headquarters in Aliso Viejo, California. The first item of business at the meeting was the election of one Class I director. The Class I nominee elected was Vickie L. Capps. Ms. Capps was elected with 10,977,979 votes in favor and 9,027 votes withheld.

The name of each director other than Ms. Capps, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

Frederick J. Dotzler

John L. Erb

Lloyd H. Malchow

Kim D. Blickenstaff

Gregory D. Waller

The second item of business at the meeting was the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ended December 31, 2008. The appointment of Deloitte & Touche LLP was ratified with 10,977,792 votes in favor, 8,289 against and 925 abstentions.

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

Date: August 11, 2008	/s/ Lloyd H. Malchow
Lloyd H. Malchow President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Kevin J. Cousins
Kevin J. Cousins Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.