Form 10-Q
period 2008-09-30
SENORX INC
filed 2008-11-10
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33382

SENORX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0787406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Morgan
Irvine, California 92618
(Address of principal executive offices) (Zip Code)

(949) 362-4800
(Registrant’s telephone number, including area code)

11 Columbia, Suite A
Aliso Viejo, California 92656
(Former name, former address and former fiscal year if changed since last report)

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

As of October 31, 2008, 17,268,348 shares of the registrant’s common stock were outstanding.

SENORX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SENORX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,609,523	$17,185,259
Short-term investments	—	10,764,490
Accounts receivable, net of allowance for doubtful accounts of $232,115, and $107,728, respectively	7,133,540	5,421,184
Inventory	9,158,486	6,650,955
Prepaid expenses and deposits	575,101	544,276
Total current assets	31,476,650	40,566,164
Property and equipment, net	1,523,417	1,071,435
Other assets, net of accumulated amortization of $702,926, and $436,380, respectively	952,788	424,649
TOTAL	$33,952,855	$42,062,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,427,229	$2,580,249
Accrued expenses, including accrued employee compensation of $2,015,156 and $1,137,889, respectively	3,793,367	2,904,603
Deferred revenues	143,059	93,888
Current portion of long-term debt	30,332	2,093,346
Total current liabilities	6,393,987	7,672,086
Long-term debt—less current portion	9,904	26,820
Total liabilities	6,403,891	7,698,906
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,268,348 (2008) and 17,202,395 (2007) issued and outstanding	17,268	17,202
Additional paid-in capital	111,804,318	109,815,612
Accumulated deficit	(84,272,622)	(75,469,472)
Total stockholders’ equity	27,548,964	34,363,342
TOTAL	$33,952,855	$42,062,248

SENORX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$11,264,471	$8,906,086	$33,133,364	$24,727,447
Cost of goods sold	3,942,922	3,555,638	12,322,674	10,582,993
Gross profit	7,321,549	5,350,448	20,810,690	14,144,454
Operating expenses:
Selling and marketing	6,063,248	4,354,056	16,928,701	13,085,547
Research and development	1,631,898	1,580,130	4,656,700	4,694,999
General and administrative	1,380,333	1,205,515	8,474,316	3,092,703
Total operating expenses	9,075,479	7,139,701	30,059,717	20,873,249

Loss from operations	(1,753,930)	(1,789,253)	(9,249,027)	(6,728,795)
Interest expense	22,334	452,670	59,160	1,379,405
Change in fair value of convertible promissory notes and warrant valuation	—	—	—	(990,875)
Interest income	(99,243)	(551,288)	(505,037)	(1,182,327)
Loss before provision for income taxes	(1,677,021)	(1,690,635)	(8,803,150)	(5,934,998)
Provision for income taxes	—	—	—	—
Net loss	$(1,677,021)	$(1,690,635)	$(8,803,150)	$(5,934,998)
Net loss per share-basic and diluted	$(0.10)	$(0.10)	$(0.51)	$(0.50)
Weighted average shares outstanding-basic and diluted	17,262,817	17,076,002	17,232,661	11,973,240

SENORX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(8,803,150)	$(5,934,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191,487	1,056,766
Stock-based compensation	1,735,295	1,522,648
Loss on fixed asset abandonment	16,191	28,871
Amortization of debt discounts	—	306,189
Provision for bad debt	124,387	—
Change in fair value of convertible promissory notes and warrant debt discount	—	(990,875)
Changes in operating assets and liabilities:
Accounts receivable	(1,836,743)	(1,097,247)
Inventory	(3,511,828)	(1,830,400)
Prepaid expenses and deposits	(40,803)	(471,138)
Other assets	(269,204)	469,384
Accounts payable	(165,283)	(2,518,879)
Accrued expenses	888,764	694,745
Deferred revenues	49,171	30,800
Net cash used in operating activities	(10,621,716)	(8,734,134)

Cash Flows From Investing Activities:
Maturities of short-term investments	10,764,490	(13,068,123)
Acquisition of property and equipment	(862,057)	(389,422)
Net cash provided by (used in) investing activities	9,902,433	(13,457,545)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	45,626	52,638
Proceeds from issuance of common stock under the ESPP plan	207,851	—
Proceeds from initial public offering	—	47,058,000
Payment of deferred offering costs	—	(941,027)
Proceeds from other borrowings	—	2,750,000
Payment of debt issuance costs	(30,000)	(49,496)
Repayment of other borrowings	(2,073,072)	(4,949,984)
Repayment of capital leases	(6,858)	(5,100)
Net cash (used in) provided by financing activities	(1,856,453)	43,915,031
Net decrease in cash and cash equivalents	(2,575,736)	21,723,352
Cash and cash equivalents—beginning of period	17,185,259	7,412,986
Cash and cash equivalents—end of period	$14,609,523	$29,136,338
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$31,244	$807,450
Inventory transferred to fixed assets and other assets	$1,004,297	$898,235
Deferred offering costs offset against proceeds of initial public offering	$—	$1,325,131
Warrant liability transferred to equity	$—	$698,374
Promissory note converted to common stock	$—	$10,000,000
Preferred stock converted to common stock	$—	$46,816,923
Transfers between fixed assets and other assets	$31,626	$26,512
Property and equipment acquired included in accounts payable	$12,263	$18,804
Equipment acquired under capital leases	$—	$14,477

SENORX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2008 and the results of operations and cash flows for the related interim periods ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 21, 2008 as part of the Company’s Annual Report on Form 10-K. This quarterly report should be read in conjunction with such report.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not changed as of September 30, 2008.

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

4. INVENTORY

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$4,241,660	$3,051,800
Work-in-process	750,383	391,431
Finished goods	4,166,444	3,207,724
	$9,158,486	$6,650,955

5. LONG-TERM DEBT

On September 30, 2008, the Company and Silicon Valley Bank (“SVB”) entered into an amendment to the Amended and Restated Loan and Security Agreement dated February 20, 2007 (as so amended, the “Domestic Loan Agreement”), a Loan and Security Agreement (Ex-Im Loan Facility) (the “Export-Import Loan Agreement”), and an Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement (the “Borrower Agreement,” and together with the Domestic Loan Agreement and the Export-Import Loan Agreement, the “Loan Agreement”). The total maximum amount available for borrowing under the Loan Agreement is $12.0 million.

Revolving Line

The Loan Agreement provides for a domestic receivables-based revolving line of credit in an aggregate amount of up to $10.0 million, or, if less, the sum of 80% of eligible domestic accounts receivable plus 25% of eligible domestic inventory (the “Domestic Revolving Line”), coupled with a foreign receivables-based revolving line of credit in an aggregate amount of up to $2.5 million, or if less, the sum of 90% of eligible foreign accounts receivable plus 50% of eligible export-related inventory (the “Export-Import Revolving Line,” and together with the Domestic Revolving Line, the “Revolving Line”). No more than $10.0 million, in the aggregate, will be available for combined draw-downs under the Domestic Revolving Line and the Export-Import Revolving Line. The Domestic Revolving Line is subject to a $1.0 million sublimit available for cash management services provided by SVB, including the issuance of short-term letters of credit and foreign exchange contracts. The Export-Import Revolving Line is guaranteed by the U.S. Export-Import Bank. The Revolving Line maturity date is September 30, 2010.

The Revolving Line bears interest at an annual rate equal to the prime rate plus 0.25%.  However, the annual rate applicable to the Revolving Line increases to the prime rate plus 1.00% if a financial ratio relating to the Company’s liquidity falls below a specified level. Interest on the Revolving Line is due monthly, with the principal due at the maturity date.

Term Loan

The Loan Agreement provides for a term loan in an aggregate amount of up to $2.0 million (the “Term Loan”), with a maturity date of March 30, 2013, unless the Revolving Line is not renewed at its maturity date in which case, all amounts outstanding under the Term Loan will become due at such time. The Term Loan bears interest at an annual rate equal to the prime rate plus 0.75%. However, the annual rate applicable to the Term Loan increases to the prime rate plus 1.50% if a financial ratio relating to the Company’s liquidity falls below a specified level. The Loan Agreement allows for a single advance under the Term Loan, to be requested by the Company no later than November 17, 2008. Monthly payments of interest only on the amount outstanding on the Term Loan are due through March 31, 2009, followed by monthly installments of amortized principal and interest through the maturity date of the Term Loan.

Loan Agreement Obligations

The obligations under the Loan Agreement are secured by a security interest on substantially all assets of the Company, excluding intellectual property. The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth and a minimum liquidity ratio, and covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect of the Company’s capital stock (including repurchases of such capital stock) or enter into transactions with affiliates.

The Loan Agreement contains events of default that include, among others, failure to make payments when due, inaccuracy of representations and warranties, violation of covenants, events constituting a material adverse change, bankruptcy and insolvency events, material judgments, and cross defaults to certain other agreements. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the Loan Agreement.

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

Note Payable —In 2002, the Company entered into an arrangement with a distributor whereby the distributor advanced a total of $1,000,000 cash to the Company for the future purchase of product. The Company classified these advances as deferred revenues in the 2005 balance sheet. As product was purchased, the applicable sales value was recognized as revenues. Although the Company was not obligated to refund any of these advances, effective December 31, 2006, the Company agreed to terminate the distribution agreement and repay the outstanding prepayment of $953,015 before February 20, 2008. The obligation bore interest at 2% per annum applied on a semi-monthly basis, not to exceed $19,060 per year. In February 2008, the Company made a payment in the amount of $954,634, in full satisfaction of the outstanding principal balance and accrued unpaid interest.

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

As of September 30, 2008, options to purchase a total of 981,399 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,476,329 shares were available for issuance under the 2006 Plan.

The Company also has a 1998 Stock Option Plan (“1998 Plan”), which plan was approved by the Company’s board of directors and stockholders in 1998. As of September 30, 2008, options to purchase a total of 629,709 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

The exercise price, term and other conditions applicable to each option granted under the 2006 and 1998 Plans are generally determined by the Administrator at the time of grant of each option and may vary with each option granted. The stock options granted generally vest 25% per year over a four-year period and expire after seven to 10 years. The options are exercisable according to the vesting schedule. Options granted to certain officers of the Company vest immediately in the event of a change in control.  Alternatively, the options may be exercised in whole or in part at any time into restricted, unvested common shares which are subject to the risk of forfeiture, and to the Company’s repurchase rights.

As of September 30, 2008, there was unrecognized compensation expense of $2.2 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.5 years. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2008 was $3.23.

As of September 30, 2008, the total number of options exercisable was 664,272 shares, which had a weighted average exercise price of $5.43. The average remaining life of these options was 6.3 years and the aggregate intrinsic value was $0 at September 30, 2008.

As of September 30, 2008, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 1,590,403 shares, which had a weighted average exercise price of $7.16. The average remaining life of these options was 6.9 years and the aggregate intrinsic value was $0 at September 30, 2008.

Stock-based compensation included in the Company’s statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$23,267	$32,483	$65,232	$73,884
Selling and marketing expense	259,589	133,091	565,995	382,434
Research and development expense	99,529	142,107	334,768	339,649
General and administrative expense	214,663	297,764	655,575	628,137
Total	$597,048	$605,445	$1,621,570	$1,424,104

7. EMPLOYEE STOCK PURCHASE PLAN

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan provides eligible employees of the Company with an incentive by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing May 15 and November 15 of each remaining year during the term of the Purchase Plan.  The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. During the nine months ended September 30, 2008, the Company recorded $113,725 for compensation related to the discounted purchase price and look back feature of the Purchase Plan. The fair value of these discounts was estimated using a Black-Scholes pricing method with the following assumptions: $6.16 and $7.60 strike price; $7.25 and 8.94 share price; 184 and 228 days until expiration; 45% and 44% volatility and 1.89% and 4.08% interest rate on May 16, 2008 and October 1, 2007, respectively. As of September 30, 2008, Purchase Plan participant contributions of $202,873 were included in other current liabilities in the accompanying 2008 balance sheet. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of September 30, 2008, 69,691 shares have been issued under the Purchase Plan.

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

As of September 30, 2008, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). As of September 30, 2008, the Company had unrecognized tax benefits of $410,000.

The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of September 30, 2008. There are no penalties accrued as of September 30, 2008.

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

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average common stock outstanding	17,268,348	17,096,433	17,238,192	11,993,671
Less: Unvested common shares subject to repurchase	(5,531)	(20,431)	(5,531)	(20,431)

Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,262,817	17,076,002	17,232,661	11,973,240

10. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by Hologic and the Company to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. On August 22, 2008, the Company and Hologic jointly requested that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held by the Court.  No ruling has yet been issued.  The Company remains confident in its proprietary intellectual property and actions, and intends to continue to vigorously defend itself in this matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$10,383,884	$8,446,449	$29,595,532	$23,223,670
Canada	878	-	652,377	541,135
Rest of world	879,709	459,637	2,885,455	962,642
Total	$11,264,471	$8,906,086	$33,133,364	$24,727,447

No customer accounted for 10% or more of net revenues for any period presented.

At September 30, 2008, the Company has four product classes. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s recently commercialized Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Biopsy disposable products	$5,068,871	$3,945,941	$15,130,043	$11,487,122
Biopsy capital equipment products	979,922	1,029,065	3,330,531	2,130,294
Diagnostic adjunct products	3,834,850	3,744,039	11,636,457	10,897,893
Therapeutic disposables	1,380,828	187,041	3,036,333	212,138
Total	$11,264,471	$8,906,086	$33,133,364	$24,727,447

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Before 2007, we had historically derived our revenues primarily from our tissue marker products. However, our EnCor system accounted for a majority of our revenue growth in 2007. Our ability to continue to grow revenues is based upon a number of assumptions, which may not ultimately occur, including retention of our sales force, growth in the market for minimally-invasive breast biopsy procedures and rapid adoption of the product by physicians who specialize in breast care. We expect our Contura MLB to increasingly contribute to our revenues and we are marketing this device as a compelling alternative to competing devices.

For the nine months ended September 30, 2008, we generated net revenues of $33.1 million and a net loss of $8.8 million. As of September 30, 2008, our accumulated deficit was $84.3 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable, biopsy capital equipment and marker products will continue to grow for the remainder of 2008 and into 2009. We further expect that the sales of our adjunct and excision products will also grow, though at a slower rate. In January 2008, we began the full commercialization of our Contura MLB Catheter, which we anticipate will provide meaningful revenue increases for the remainder of 2008 and future years.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold as a percentage of revenues will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase for the remainder of 2008 due to design and production process improvements, changes in product mix, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

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

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit. With regard to the complaint filed by Hologic in January 2008, both parties jointly requested a stay of proceedings until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. The stay was granted shortly before the previously scheduled respective starts of the Markman claims construction hearing (previously scheduled for June 25, 2008) and the trial (previously scheduled to begin on July 14, 2008). On August 22, 2008, both parties jointly requested that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing was held by the Court.  No ruling has yet been issued.   Our current outlook for patent litigation costs beyond the $4.4 million incurred to date, is an additional $750,000 to $1.5 million for the remainder of 2008, depending upon the timing of a potential jury trial.

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

Interest

Interest income represents income generated from our cash and cash equivalents and short-term investments that are invested generally in liquid money-market funds and commercial paper. During 2007, debt obligations included a working capital facility, an equipment facility and long-term notes payable resulted in interest expense. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests were amortized to interest expense over the term of the related debt obligations. Interest expense has decreased due to the retirement of certain debt obligations in 2007 and early 2008.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended September 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	35.0	39.9

Gross profit	65.0	60.1
Operating expenses:
Selling and marketing	53.8	48.9
Research and development	14.5	17.7
General and administrative	12.3	13.5
Total operating expenses	80.6	80.2

Loss from operations	(15.6)	(20.1)
Interest expense	0.2	5.1
Interest income	(0.9)	(6.2)
Provision for income taxes	—	—
Net loss	(14.9)%	(19.0)%

Three months ended September 30, 2008 and 2007

Net Revenues. Net revenues increased $2.4 million, or 26.5%, to $11.3 million for the three months ended September 30, 2008 from $8.9 million for the three months ended September 30, 2007. The increase primarily consisted of $1.1 million in biopsy disposable revenues, an increase of 28.5% from the three months ended September 30, 2007 due to a larger installed base of EnCor systems. Biopsy capital equipment revenues decreased $49,000, or 4.8% due to less placements in the quarter. Diagnostic adjunct revenues increased $91,000, or 2.4%, primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased Gamma Finder sales. Therapeutic revenues increased $1.2 million as we began sales of our Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $387,000, or 10.9%, to $3.9 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in unit sales. Gross profit increased 36.8% for the three months ended September 30, 2008 to $7.3 million from $5.4 million for the three months ended September 30, 2007. Gross profit as a percentage of net revenues increased by 4.9% to 65.0% for the three months ended September 30, 2008 from 60.1% for the three months ended September 30, 2007. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and gross margin contribution from the sales of our Contura MLB. Additionally, gross margins continue to benefit from the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.7 million, or 39.3%, to $6.1 million for the three months ended September 30, 2008 from $4.4 million for the three months ended September 30, 2007. The increase primarily consisted of $1.1 million in salaries and related employee costs due to the expansion of our sales organization, a $230,000 increase in departmental expenses, a $212,000 increase in selling and promotional related expenses and an increase in equity based compensation expense of $130,000.

Research and Development Expenses. Research and development expenses increased $52,000, or 3.3%, to $1.6 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007. Departmental related expenses increased $88,000 and professional fees increased $74,000, which were partially offset by reductions in salaries and related personnel expenses of $25,000, reduced equity based compensation expenses of $49,000 and reduced project related expenses of $35,000.

General and Administrative Expenses. General and administrative expenses increased $175,000, or 14.5%, to $1.4 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007. The increase primarily consisted of $128,000 in attorney and related litigation costs incurred in connection with responding to the allegations by Hologic of patent infringement relating to our Contura MLB, $110,000 for public company related costs, including legal and reporting expenses, $92,000 for increased departmental costs, and $50,000 related to increased headcount and increased compensation, which were partially offset by a reductions of $118,000 in professional fees and a $83,000 decrease in equity based compensation.

Interest Expense. Interest expense decreased $430,000 to $22,000 for the three months ended September 30, 2008 from $453,000 for the three months ended September 30, 2007. The decrease was primarily due to the repayment of the December 2006 notes payable.

Interest Income. Interest income decreased $452,000 to $99,000 for the three months ended September 30, 2008 from $551,000 for the three months ended September 30, 2007 primarily due to lower cash and short-term investment balances resulting from the repayment of $10.3 million for the retirement of the December 2006 subordinated note, $2.0 million to repay the February 2003 convertible subordinated note and the 2002 note obligations owing to Century Medical as well as working capital needs.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	37.2	42.8

Gross profit	62.8	57.2
Operating expenses:
Selling and marketing	51.1	52.9
Research and development	14.1	19.0
General and administrative	25.6	12.5
Total operating expenses	90.7	84.4

Loss from operations	(27.9)	(27.2)
Interest expense	0.2	5.6
Change in fair value of convertible promissory notes and warrant valuation	—	(4.0)
Interest income	(1.5)	(4.8)
Provision for income taxes	—	—
Net loss	(26.6)%	(24.0)%

Nine months ended September 30, 2008 and 2007

Net Revenues. Net revenues increased $8.4 million, or 34.0%, to $33.1 million for the nine months ended September 30, 2008 from $24.7 million for the nine months ended September 30, 2007. The increase primarily consisted of $3.6 million in biopsy disposable revenues, an increase of 31.7% from the nine months ended September 30, 2007 due to a larger installed base of EnCor systems. Biopsy capital equipment revenues increased $1.2 million, or 56.3% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2007. Diagnostic adjunct revenues increased $739,000, or 6.8%, primarily due to an increase in marker sales resulting from increased EnCor disposable biopsy sales and sales of markers used with competitive biopsy disposables and increased Gamma Finder sales. Therapeutic revenues increased $2.8 million as we began sales of our Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.

Cost of Goods Sold and Gross Profit. Cost of good sold increased $1.7 million, or 16.4%, to $12.3 million for the nine months ended September 30, 2008 from $10.6 million for the nine months ended September 30, 2007. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increase in unit sales. Gross profit increased $6.7 million or 47.1% for the nine months ended September 30, 2008 to $20.8 million from $14.1 million for the nine months ended September 30, 2007. Gross profit as a percentage of net revenues increased by 5.6% to 62.8% for the nine months ended September 30, 2008 from 57.2% for the nine months ended September 30, 2007. The increase in gross profit as a percentage of net revenues was primarily attributable to improved efficiencies in the production of our disposable biopsy probe and gross margin contribution from the sales of our Contura MLB. Additionally, gross margins continue to benefit from the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $3.8 million, or 29.4%, to $17.0 million for the nine months ended September 30, 2008 from $13.1 million for the nine months ended September 30, 2007. The increase primarily consisted of $2.8 million in salaries and related employee costs due to the expansion of our sales organization, a $508,000 increase in departmental related expenses, a $308,000 increase in selling and promotional related expenses and a $210,000 increase in equity based compensation.

Research and Development Expenses. Research and development expenses decreased $38,000, or 0.8%, to $4.7 million for the nine months ended September 30, 2008 from $4.7 million for the nine months ended September 30, 2007. The decrease in these expenses consisted primarily of project costs, predominately for the Contura MLB, which decreased $416,000 and a decrease of $17,000 in equity based compensation. This decrease was partially offset by an increase of $101,000 for salaries and the related employee costs, a 186,000 increase for patent related expenses and an increase of $109,000 in departmental related expenses.

General and Administrative Expenses. General and administrative expenses increased $5.4 million, or 174.0%, to $8.5 million for the nine months ended September 30, 2008 from $3.1 million for the nine months ended September 30, 2007. The increase primarily consisted of $4.4 million in attorney and related litigation costs incurred in connection with responding to the allegations by Hologic of patent infringement relating to our Contura MLB, $481,000 for public company related costs, including legal and reporting expenses, $348,000 related to increased headcount and increased compensation, $163,000 for increased professional fees and departmental costs and a $31,000 increase in equity based compensation.

Interest Expense. Interest expense decreased $1.3 million to $59,000 for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. The decrease was primarily due to the repayment of the December 2006 subordinated note.

Change in Fair Value of Convertible Promissory Notes and Warrant Valuation . For the nine months ended September 30, 2007, we recorded income of $160,000 for the changes in fair value of our May 2006 Notes in accordance with FAS No.155 and $831,000 of income for the reduction in the fair value of the warrant liability.

Interest Income. Interest income decreased $677,000 to $505,000 for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007 primarily due to lower cash and short-term investment balances resulting from the repayment of $10.3 million for the retirement of the December 2006 subordinated note, $2.0 million to repay the February 2003 convertible subordinated note and the 2002 note obligations owing to Century Medical as well as working capital needs.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of September 30, 2008, we had an accumulated deficit of $84.3 million. From inception through September 30, 2008, we generated cumulative gross profit from the sale of our product offerings of $77.5 million. To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock and borrowings, including our issuance of the May 2006 Notes and the December 2006 Subordinated Note, and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of the May 2006 Notes totaled $8.0 million. Proceeds from the issuance of the December 2006 Subordinated Note was $10.0 million, of which $1.2 million was used to repay the 2004 Subordinated Note payable. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire the December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay the February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical.

On September 30, 2008, we amended the terms of our working capital facility with Silicon Valley Bank extending the expiration date to September, 2010 and increasing the aggregate amount available for borrowing under the facility from $4.0 million to $12.0 million.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months. We anticipate that we will continue to use cash in our operating activities and investing activities for the foreseeable future as we grow our business.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.6 million, for the nine months ended September 30, 2008, which was primarily a function of an increase in inventory of $3.5 million, an increase in accounts receivable of $1.8 million, an increase in accounts payable and accrued expenses of $723,000, an increase in other assets of $269,000 and an increase in prepaid expenses of $41,000. The aggregate increased investment in inventory of $3.5 million resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers as well as accommodate our move to the new manufacturing facility in late August 2008, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will continue to modestly increase for the remainder of 2008. The increase in accounts receivable was primarily due to an increase in net sales and an increase in sales outside the United States, which include extended payment terms for initial stocking orders. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will continue to modestly increase.

Net Cash Provided by Investing Activities

Net cash provided by investing activities amounted to $9.9 million during the nine months ended September 30, 2008, was primarily attributable to the maturities of short-term investments which was partially offset by the $862,000 addition for new manufacturing molds and equipment, business intelligence software, leasehold improvements to our new Irvine facility and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.9 million during the nine months ended September 30, 2008 was primarily attributable to the repayment of $2.0 million for the Century Medical notes and $30,000 cash paid for the annual renewal of the working capital facility. These uses of cash were offset by $253,000 related to proceeds from the issuance of common stock from option exercises and ESPP stock purchases.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of September 30, 2008, included liquid money market accounts. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. On August 22, 2008, both parties jointly requested that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing was held by the Court.  No ruling has yet been issued.   We remain confident in our proprietary intellectual property and actions, and intends to continue to vigorously defend ourselves in this matter. Because the outcome of this litigation is undetermined, we cannot reasonably estimate the possible loss or range of loss that may arise from the litigation, we have not recorded an accrual for possible damages. Our current outlook for patent litigation costs beyond the $4.4 million incurred to date, is an additional $750,000 to $1.5 million for the remainder of 2008, depending upon the disposition of the Markman hearing and a trial.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business. We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008. We incurred net losses of $9.9 million in 2007, $15.4 million in 2006, and, as of September 30, 2008, had an accumulated deficit of approximately $84.3 million. In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, continue with the full commercialization of the Contura MLB, and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to achieve or sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues. For example, Kaiser Permanente is our largest customer, and in the quarter ended September 30, 2008 and year ended December 31, 2007, represented approximately 4.8% and 5.8%, respectively, of our total revenues. We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products. The loss of any of these customers could have a material adverse impact on our results of operations.

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

For the nine months ended September 30, 2008, we derived approximately 91.3% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

We are entering into a difficult economic period, and the uncertainty in the economy may increase stock price volatility, reduce customer demand for our products, and cause potential customers to delay their purchase decisions.

Economic conditions have recently deteriorated, and we may be entering, or already are in, a global recession. This uncertainty may increase the volatility of our stock price and may cause potential customers to delay their capital equipment purchases, and may make it more difficult for potential customers to obtain financing necessary to purchase our products, each of which can have a material adverse effect on our revenue, profitability and business. Our capital equipment revenues have historically ranged between 10% and 20% of annualized revenues.  Credit constraints for both institutional as well as individual physicians may slow the purchase of EnCor systems and Gamma Finders and may, as a result, have a negative effect on the purchase of disposables related to delays in capital equipment purchases or lead to a reduction in the overall number of biopsy procedures.

We rely on third-party manufacturers for certain components, and the loss of any of these manufacturers, or their inability to provide us with an adequate supply of high-quality components, could have a material adverse effect on our business.

Although we manufacture certain components and assemble some of our products at our corporate headquarters in Irvine, California, we rely on third parties to manufacture most of the components of our products and are in the process of transferring additional manufacturing and assembly to our Thailand contract manufacturer. Some of these relationships are new and we have not had experience with their large commercial-scale manufacturing capabilities. For example, since the end of 2005, we have been transferring a portion of our manufacturing operations to a third party in Thailand. Because of the distance between California and Thailand, we may have difficulty adequately supervising and supporting its operations. There are several risks inherent in relying on third-party manufacturers, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

10.17(3)	Change in Control Agreement between Registrant and Lloyd Malchow.

10.18(3)	Change in Control Agreement between Registrant and Paul Lubock.

10.19(3)	Change in Control Agreement between Registrant and Kevin Cousins.

10.20(3)	Change in Control Agreement between Registrant and William Gearhart.

10.21(3)	Change in Control Agreement between Registrant and Eben Gordon.

10.22(4)	Amendment dated September 30, 2008, to the Amended and Restated Loan and Security Agreement dated February 27, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(4)	Loan and Security Agreement (Ex-Im Loan Facility) dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

10.24(4)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

________________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on August 29, 2008.

(4)	Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	/s/ Lloyd H. Malchow
Lloyd H. Malchow President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ Kevin J. Cousins
Kevin J. Cousins Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

10.17(3)	Change in Control Agreement between Registrant and Lloyd Malchow.

10.18(3)	Change in Control Agreement between Registrant and Paul Lubock.

10.19(3)	Change in Control Agreement between Registrant and Kevin Cousins.

10.20(3)	Change in Control Agreement between Registrant and William Gearhart.

10.21(3)	Change in Control Agreement between Registrant and Eben Gordon.

10.22(4)	Amendment dated September 30, 2008, to the Amended and Restated Loan and Security Agreement dated February 27, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(4)	Loan and Security Agreement (Ex-Im Loan Facility) dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

10.24(4)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

_____________________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on August 29, 2008.

(4)	Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2008.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.