Form 10-Q
period 2009-03-31
SENORX INC
filed 2009-05-06
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 30, 2009, 17,322,022 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON
SENORX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$15,039,864	$15,323,143
Accounts receivable, net of allowance for doubtful accounts of $222,884 and $225,793, respectively	8,340,438	8,179,099
Inventory	9,413,248	9,433,184
Prepaid expenses and deposits	550,065	386,594
Total current assets	33,343,615	33,322,020
Property and equipment, net	1,520,784	1,554,201
Other assets, net of accumulated amortization of $269,844, and $259,469, respectively	563,343	540,344
TOTAL	$35,427,742	$35,416,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,939,111	$2,039,280
Accrued expenses, including accrued employee compensation of $1,215,237 and $1,598,338, respectively	2,827,960	2,498,911
Deferred revenue	602,265	557,065
Current portion of long-term debt	505,188	390,246
Total current liabilities	5,874,524	5,485,502
Long-term debt—less current portion	1,504,741	1,632,410
Total liabilities	7,379,265	7,119,912
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,322,022 (2009) and 17,327,191 (2008) issued and outstanding	17,332	17,327
Additional paid-in capital	113,135,115	112,456,924
Accumulated deficit	(85,103,970)	(84,175,598)
Total stockholders’ equity	28,048,477	28,298,653
TOTAL	$35,427,742	$35,416,565

SENORX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$12,876,712	$10,682,775
Cost of goods sold	3,818,809	4,053,450
Gross profit	9,057,903	6,629,325
Operating expenses:
Selling and marketing	6,261,447	5,089,562
Research and development	1,879,622	1,561,904
General and administrative	1,795,808	2,207,393
Total operating expenses	9,936,877	8,858,859

Loss from operations	(878,974)	(2,229,534)
Interest expense	57,446	24,186
Interest income	(8,048)	(259,183)
Loss before provision for income taxes	(928,372)	(1,994,537)
Provision for income taxes	—	—
Net loss	$(928,372)	$(1,994,537)
Net loss per share – basic and diluted	$(0.05)	$(0.12)
Weighted average shares outstanding-basic and diluted	17,329,469	17,194,404

SENORX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(928,372)	$(1,994,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462,638	318,995
Stock-based compensation	674,792	554,480
Provision for inventory obsolescence	48,076	—
Changes in operating assets and liabilities:
Accounts receivable	(161,339)	(464,019)
Inventory	(312,576)	(1,294,830)
Prepaid expenses and deposits	(163,471)	(30,653)
Other assets	(989)	(99,790)
Accounts payable	(139,539)	(105,047)
Accrued expenses	329,049	(49,332)
Deferred revenue	45,200	15,322
Net cash used in operating activities	(146,531)	(3,149,411)

Cash Flows From Investing Activities:
Maturities of short-term investments	—	9,126,330
Acquisition of property and equipment	(127,425)	(130,365)
Net cash provided by (used in) investing activities	(127,425)	8,995,965

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock from stock option exercises	3,404	17,202
Payment of debt issuance costs	—	(30,000)
Repayment of other borrowings	(10,058)	(1,996,149)
Repayment of capital leases	(2,669)	(2,199)
Net cash used in financing activities	(9,323)	(2,011,146)
Net increase (decrease) in cash and cash equivalents	(283,279)	3,835,408
Cash and cash equivalents—beginning of period	15,323,143	17,185,259
Cash and cash equivalents—end of period	$15,039,864	$21,020,667

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$35,263	$27,078
Inventory transferred to fixed assets and other assets	$284,436	$292,690
Property and equipment acquired included in accounts payable	$39,370	$28,485

SENORX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2009 and the results of operations and cash flows for the related interim periods ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 16, 2009 as part of the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies have not changed as of March 31, 2009.   This quarterly report should be read in conjunction with such report.

The Company reclassified $395,150 of warranty contracts at December 31, 2008 from accrued expenses to deferred revenue to conform to the current presentation in the March 31, 2009 condensed balance sheet.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 141(R)-1 will have on its results of operations, financial position, and cash flows.

 On April 9, 2009, the FASB has issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB has issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB has issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations, financial position, and cash flows.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its results of operations, financial position, and cash flows.

3. INVENTORY

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$4,141,583	$4,261,809
Work-in-process	961,076	382,188
Finished goods	4,310,589	4,789,187
	$9,413,248	$9,433,184

4. STOCK OPTION PLANS

The Company’s 2006 Stock Option Plan (the “2006 Plan”), which was adopted by the Company’s board of directors in May 2006 and approved by the Company’s shareholders in June 2006 is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2006 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase up to an aggregate of 5,615,675 shares of common stock. The 2006 plan will terminate in 2016 and also provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2007 fiscal year, equal to the lesser of:

•	3.5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	630,000 shares; or

•	Such other amount as the board of directors may determine.

As of March 31, 2009, options to purchase a total of 2,119,267 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,366,615 shares were available for issuance under the 2006 Plan

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of March 31, 2009, options to purchase a total of 675,879 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

The exercise price, term and other conditions applicable to each option granted under the 2006 and 1998 Plans are generally determined by the committee at the time of grant of each option and may vary with each option granted. The stock options granted generally vest 25% per year over a four-year period and expire after seven to 10 years. The options are exercisable according to the vesting schedule. Alternatively, the options may be exercised in whole or in part at any time into restricted, unvested common shares which are subject to the risk of forfeiture, and to the Company’s repurchase rights.

As of March 31, 2009, there was unrecognized compensation expense of $2.7 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.0 years. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2009 was $1.23.

As of March 31, 2009, the total number of options exercisable was 892,515 shares, which had a weighted average exercise price of $5.79. The average remaining life of these options was 6.1 years and the aggregate intrinsic value was $0 at March 31, 2009.

As of March 31, 2009, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 2,655,389 shares, which had a weighted average exercise price of $5.28. The average remaining life of these options was 6.6 years and the aggregate intrinsic value was $0 at March 31, 2009.

5. INCOME TAXES

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

As of March 31, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of March 31, 2009, the Company had unrecognized tax benefits of $410,000.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of March 31, 2009. There are no penalties accrued as of March 31, 2009.

Jurisdiction	Open Tax Years
Federal	1998 - 2008

California	1998 - 2008

 Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOL’s and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.  Ownership changes could impact the Company's ability to utilize NOL’s and credit carryforwards remaining at the ownership change date.

6. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended March 31
	2009	2008
Weighted-average common stock outstanding	17,330,869	17,206,120
Less: Unvested common shares subject to repurchase	(1,400)	(11,716)
Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,329,469	17,194,404

7. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by Hologic and the Company to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, the Company and Hologic jointly requested that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.  In light of the claim construction ruling, on April 14, 2009, the parties filed a joint stipulation requesting the Court to allow summary judgment briefing and argument as to certain validity and infringement issues.  No action has yet been taken by the Court on the joint request for summary judgment proceeding, and no date has yet been set for trial of this matter.  As a result, the Company believes that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, the Company has not accrued a loss related to this litigation as of March 31, 2009. The Company intends to continue to vigorously defend itself in this matter.

8. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2009	2008
United States	$11,531,908	$9,023,872
Canada	277,748	503,449
Rest of world	1,067,056	1,155,454
Total	$12,876,712	$10,682,775

No customer accounted for 10% or more of net revenues for any period presented.

At March 31, 2009, the Company has four product classes. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product.   Therapeutic disposables include the Company’s recently commercialized Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended March 31
	2009	2008
Biopsy disposable products	$5,529,211	$4,871,593
Biopsy capital equipment products	825,423	1,271,586
Diagnostic adjunct products	3,628,445	3,922,964
Therapeutic disposable products	2,893,633	616,632
Total	$12,876,712	$10,682,775

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 For the three months ended March 31, 2009, we generated net revenues of $12.9 million and a net loss of $928,000. As of March 31, 2009, our accumulated deficit was $85.1 million. We have not been profitable since inception.  We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable products and biopsy capital equipment will grow materially in 2009. We further expect that the sales of our adjunct products, such as our tissue markers and Gamma Finder, will grow modestly. We anticipate that Contura MLB will provide meaningful revenue increases during the remainder of 2009. We believe that overall placements of EnCor systems will materially increase in 2009 but at a modestly slower rate than previous years due to the global economic recession.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold as a percentage of revenues will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase during the remainder of 2009 due to design and production process improvements, changes in product mix, the manufacturing efficiencies that we expect to see with increased production, and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

Operating Expenses

Our operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Stock-based compensation, a non-cash item, is primarily included in these expenses.

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

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit.  During 2009, we incurred $264,000 in patent litigation expenses related to alleged patent infringement by Hologic.  On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.  In light of the claim construction ruling, on April 14, 2009 the parties filed a joint stipulation requesting the Court allow summary judgment briefing and argument as to certain validity and infringement issues.  No action has yet been taken by the Court on the joint request for summary judgment proceedings, and no date has yet been set for trial of this matter.  As a result, we believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of March 31, 2009.

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

Interest

Interest income represents income generated from our cash and cash equivalents and short-term investments that are invested generally in liquid money-market funds and commercial paper. During 2008, debt obligations included a working capital facility and an equipment facility, each resulting in interest expense. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests were amortized to interest expense over the term of the related debt obligations. Interest expense has decreased due to the retirement of certain debt obligations in 2007 and early 2008 and lower available interest rates.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	29.7	37.9
Gross profit	70.3	62.1
Operating expenses:
Selling and marketing	48.6	47.6
Research and development	14.6	14.6
General and administrative	13.9	20.7
Total operating expenses	77.2	82.9
Loss from operations	(6.8)	(20.9)
Interest expense	0.4	0.2
Interest income	(0.1)	(2.4)
Provision for income taxes	—	—
Net loss	(7.2)%	(18.7)%

Three months ended March 31, 2009 and 2008

Net Revenues. Net revenues increased $2.2 million, or 20.5%, to $12.9 million for the three months ended March 31, 2009 from $10.7 million for the three months ended March 31, 2008. Diagnostic therapeutic revenues increased $2.3 million, or 369.3%, resulting from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.  Biopsy disposable revenues increased $658,000, or 13.5%, from the three months ended March 31, 2008 due to a larger installed base of EnCor systems. These increases were off set by decreases in biopsy capital revenues of $446,000, or 35.1%, and a decrease of diagnostic adjunct revenues of $295,000, or 7.5%. We believe that the decreases in biopsy capital and gamma finder sales are as a result of the global recession, tight credit markets and currency fluctuations negatively impacting our global capital equipment sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold decreased $235,000, or 5.8%, to $3.8 million for the three months ended March 31, 2009 from $4.1 million for the three months ended March 31, 2008. The decrease in total cost of goods sold primarily consisted of a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $2.4 million, or 36.6% to $9.1 million or 70.3% of net revenues for the three months ended March 31, 2009 from $6.6 million or 62.1% for the three months ended March 31, 2008. The increase in gross profit as a percentage of net revenues was attributable to a change in product mix that resulted primarily from a 7.6% increase in disposable product sales, which includes our Contura MLB, to 92.2% of net revenues for the three months ended March 31, 2009 from 84.6% for the three months ended March 31, 2008.  In addition, gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.2 million, or 23.0%, to $6.3 million for the three months ended March 31, 2009 from $5.1 million for the three months ended March 31, 2008. The increase primarily consisted of $893,000 in salaries and related employee costs due to the expansion of our sales organization, a $104,000 increase in departmental expenses, a $111,000 increase in selling and promotional related expenses and a $64,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $318,000, or 20.3%, to $1.9 million for the three months ended March 31, 2009 from $1.6 million for the three months ended March 31, 2008. The increase in these expenses consisted primarily of patent related professional fees and departmental costs of $199,000, $55,000 for programs related to the Contura MLB, $44,000 in salaries and the related employee costs and $20,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses decreased $412,000, or 18.6%, to $1.8 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008. The decrease primarily consisted of a $600,000 reduction in attorney and related litigation costs, of which $502,000 of these costs were incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB.  This decrease was partially offset by increases of $92,000 for public company related costs, including legal and reporting expenses, $77,000 for increased professional fees and departmental costs and $19,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense increased $33,000 to $57,000 for the three months ended March 31, 2009 from $24,000 for the three months ended March 31, 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our bank term loan.

Interest Income. Interest  income decreased $251,000 to $8,000 for the three months ended March 31, 2009 from $259,000 for the three months ended March 31, 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs and patent litigation .

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of March 31, 2009, we had an accumulated deficit of $85.1 million.  From inception through March 31, 2009, we generated cumulative gross profit from the sale of our product offerings of $95.9 million.  To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock, debt issuances and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of promissory notes totaled $18.0 million. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire a December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay a February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical. In September 2008 we amended our existing loan agreement with Silicon Valley Bank to, among other items, increase the total maximum amount available for borrowing from $4.0 million to $12.0 million. As of March 31, 2009, $2.0 million has been drawn down under this facility and $7.6 million was available based on the borrowing formula for the facility.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months.  We anticipate that we may use cash to support ongoing patent litigation costs.

Net Cash Used in Operating Activities

Net cash used in operating activities was $147,000, for the three months ended March 31, 2009, which was primarily a function of an increase in inventory of $313,000, an increase in prepaid expenses of $163,000, an increase in accounts receivable of $161,000, and an increase in other assets of $1,000.  These uses of cash were partially offset by and an increase in accounts payable and accrued expenses of $190,000 and an increase of $45,000 in deferred revenue. The aggregate increased investment in inventory of $313,000 resulted primarily from two major factors, including (i) our decision to build shelf stock of our higher volume products in order to better service our customers, and (ii) the need to purchase longer-term quantities of certain parts due to long lead times. We expect inventory will not materially change for the remainder of 2009. The increase in prepaid expenses was primarily due to a deposit for a manufacturing mold which is a result of timing. The increase in accounts receivable was primarily due to an increase in sales outside the United States, which include extended payment terms for initial stocking orders. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenue will remain constant.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $127,000 during the three months ended March 31, 2009, which was attributable to the additions of new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9,000 during the three months ended March 31, 2009, which was primarily attributable to the repayment of a $10,000 equipment loan.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 141(R)-1 will have on its results of operations, financial position, and cash flows.

 On April 9, 2009, the FASB has issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB has issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB has issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations, financial position, and cash flows.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its results of operations, financial position, and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of March 31, 2009, included liquid money market accounts. Due to the liquid nature of our cash and cash equivalents, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by the parties to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter. On August 22, 2008, both parties jointly requested that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.  In light of the claim construction ruling, on April 14, 2009, the parties filed a joint stipulation requesting the Court to allow summary judgment briefing and argument as to certain validity and infringement issues.  No action has yet been taken by the Court on the joint request for summary judgment proceeding, and no date has yet been set for trial of this matter. As a result, we have taken the position that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of March 31, 2009. We intend to continue to vigorously defend ourselves in this matter.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business.  We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008.  We incurred net losses of $8.7 million in 2008, $9.9 million in 2007 and, as of March 31, 2009, had an accumulated deficit of approximately $85.1 million.  In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, continue with the full commercialization of the Contura MLB, and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to achieve or sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

Until 2007, we derived our revenues primarily from our tissue marker products. However, our EnCor system and Contura MLB now account for a majority of our revenue growth, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, including:

•	we have limited experience selling to radiological oncologists, the primary market for Contura MLB;

•	attracting and retaining qualified sales professionals to sell it;

•	differentiating Contura MLB from competing products and obtaining a significant share of this market;

•	protecting our products with intellectual property rights;

•	sustaining adequate third-party reimbursement ;

•	producing compelling clinical data on safety and effectiveness;

•	partnering, as necessary, with suppliers; and

•	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

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

We are in a difficult economic period, which may increase stock price volatility, reduce customer demand for our products, and cause potential customers to delay their purchase decisions.

We are in a global recession and the uncertainty associated therewith may increase the volatility of our stock price, cause potential customers to delay their capital equipment purchases, and make it more difficult for potential customers to obtain financing necessary to purchase our products, each of which can have a material adverse effect on our revenue, profitability and business. Our capital equipment revenues have historically ranged between 10% and 20% of annualized revenues.  Credit constraints for institutions, distributors and individual physicians may slow the purchase of EnCor systems and Gamma Finders and may, as a result, have a negative effect on the purchase of disposables related to delays in capital equipment purchases or lead to a reduction in the overall number of biopsy procedures.  The number of mammograms performed in the United States has declined since 2007, which in turn reduced the number of number of biopsy procedures performed domestically.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues.  For example, Kaiser Permanente is our largest customer, and in the three months ended March 31, 2009 and year ended December 31, 2008, represented approximately 4.3% and 4.9%, respectively, of our total revenues.  We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products.  The loss of any of these customers could have a material adverse impact on our results of operations.

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

For the three months ended March 31, 2009, we derived approximately 91.7% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected

Although some of our products have regulatory clearances and approvals from jurisdictions outside the United States and Canada, many do not. These products may not be sold in these jurisdictions until the required clearances and approvals are obtained. We cannot assure you that we will be able to obtain these clearances or approvals on a timely basis, or at all. In Japan, recent changes in the laws and regulations governing the approval process for medical devices has made it unlikely that we will be able to obtain approvals for our products within the foreseeable future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(5)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

10.17(3)	Change in Control Agreement between Registrant and Lloyd Malchow.

10.18(3)	Change in Control Agreement between Registrant and Paul Lubock.

10.19(3)	Change in Control Agreement between Registrant and Kevin Cousins.

10.20(3)	Change in Control Agreement between Registrant and William Gearhart.

10.21(3)	Change in Control Agreement between Registrant and Eben Gordon.

10.22(4)	Amendment dated September 30, 2008, to the Amended and Restated Loan and Security Agreement dated February 27, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(4)	Loan and Security Agreement (Ex-Im Loan Facility) dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

10.24(4)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
_______________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)           Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

(3)           Incorporated by reference from our Current Report on Form 8-K filed on August 29, 2008.

(4)           Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2008.

(5)           Incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2009.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	/s/ Kevin J. Cousins
Kevin J. Cousins
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(5)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

10.17(3)	Change in Control Agreement between Registrant and Lloyd Malchow.

10.18(3)	Change in Control Agreement between Registrant and Paul Lubock.

10.19(3)	Change in Control Agreement between Registrant and Kevin Cousins.

10.20(3)	Change in Control Agreement between Registrant and William Gearhart.

10.21(3)	Change in Control Agreement between Registrant and Eben Gordon.

10.22(4)	Amendment dated September 30, 2008, to the Amended and Restated Loan and Security Agreement dated February 27, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(4)	Loan and Security Agreement (Ex-Im Loan Facility) dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

10.24(4)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

_______________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)           Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

(3)           Incorporated by reference from our Current Report on Form 8-K filed on August 29, 2008.

(4)           Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2008.

(5)           Incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2009.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.