Form 10-Q
period 2009-06-30
SENORX INC
filed 2009-08-03
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of July 31, 2009, 17,387,565 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON
SENORX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$15,855,524	$15,323,143
Accounts receivable, net of allowance for doubtful accounts of $253,627 and $225,793, respectively	7,949,665	8,179,099
Inventory	9,373,775	9,433,184
Prepaid expenses and deposits	529,749	386,594
Total current assets	33,708,713	33,322,020
Property and equipment, net	1,301,872	1,554,201
Other assets, net of accumulated amortization of $278,393, and $259,469, respectively	837,779	540,344
TOTAL	$35,848,364	$35,416,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,997,664	$2,039,280
Accrued expenses, including accrued employee compensation of $1,432,652 and $1,598,338, respectively	3,075,262	2,498,911
Deferred revenue	791,323	557,065
Current portion of long-term debt	505,188	390,246
Total current liabilities	6,369,437	5,485,502
Long-term debt—less current portion	1,377,008	1,632,410
Total liabilities	7,746,445	7,119,912
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,387,565 (2009) and 17,327,191 (2008) issued and outstanding	17,387	17,327
Additional paid-in capital	113,898,210	112,456,924
Accumulated deficit	(85,813,678)	(84,175,598)
Total stockholders’ equity	28,101,919	28,298,653
TOTAL	$35,848,364	$35,416,565

SENORX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$13,502,201	$11,186,118	$26,378,913	$21,868,893
Cost of goods sold	3,963,801	4,326,302	7,782,610	8,379,752
Gross profit	9,538,400	6,859,816	18,596,303	13,489,141
Operating expenses:
Selling and marketing	6,378,164	5,775,891	12,639,611	10,865,453
Research and development	1,766,236	1,462,898	3,645,858	3,024,802
General and administrative	2,072,212	4,886,590	3,868,020	7,093,983
Total operating expenses	10,216,612	12,125,379	20,153,489	20,984,238
Loss from operations	(678,212)	(5,265,563)	(1,557,186)	(7,495,097)
Interest expense	39,595	12,640	97,041	36,826
Interest income	(8,099)	(146,611)	(16,147)	(405,794)
Loss before provision for income taxes	(709,708)	(5,131,592)	(1,638,080)	(7,126,129)
Provision for income taxes	—	—	—	—
Net loss	$(709,708)	$(5,131,592)	$(1,638,080)	$(7,126,129)
Net loss per share-basic and diluted	$(0.04)	$(0.30)	$(0.09)	$(0.41)
Weighted average shares outstanding-basic and diluted	17,359,176	17,231,164	17,344,642	17,214,336

SENORX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,638,080)	$(7,126,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	902,579	753,497
Stock-based compensation	1,322,413	1,094,463
Loss on fixed asset abandonment	132	671
Provision for bad debt	50,099	81,067
Provision for inventory obsolescence	434,598	—
Changes in operating assets and liabilities:
Accounts receivable	179,335	(1,247,166)
Inventory	(1,134,289)	(2,339,215)
Prepaid expenses and deposits	(143,155)	(199,356)
Other assets	26,511	(174,509)
Accounts payable	(43,976)	960,133
Accrued expenses	576,351	1,684,195
Deferred revenue	234,258	29,626
Net cash provided by (used in) operating activities	766,776	(6,482,723)

Cash Flows From Investing Activities:
Maturities of short-term investments	—	10,764,490
Acquisition of property and equipment	(212,868)	(308,642)
Net cash (used in) provided by investing activities	(212,868)	10,455,848

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock from stock option exercises	3,404	45,626
Proceeds from issuance of common stock under the ESPP plan	115,529	207,851
Payment of debt issuance costs	—	(30,000)
Repayment of other borrowings	(135,058)	(2,039,286)
Repayment of capital leases	(5,402)	(4,475)
Net cash used in financing activities	(21,527)	(1,820,284)
Net increase in cash and cash equivalents	532,381	2,152,841
Cash and cash equivalents—beginning of period	15,323,143	17,185,259
Cash and cash equivalents—end of period	$15,855,524	$19,338,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$70,524	$29,623
Inventory transferred to fixed assets and other assets	$759,100	$679,923
Property and equipment acquired included in accounts payable	$2,360	$158,946

SENORX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2009 and the results of operations and cash flows for the related interim periods ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 16, 2009 as part of the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies have not changed as of June 30, 2009.   This quarterly report should be read in conjunction with such report.

The Company reclassified $395,150 of warranty contracts at December 31, 2008 from accrued expenses to deferred revenue to conform to the current presentation in the June 30, 2009 condensed balance sheet.

The Company evaluated subsequent events for recognition or disclosure through August 3, 2009, which was the date the Company filed this form 10-Q with the SEC.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 upon its issuance and it had no material impact on the Company’s financial statements. See Note 1 - “Basis of Presentation” for this new disclosure.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe that the adoption of SFAS 167 will have a material impact on its results of operations, financial position, and cash flows.

3. INVENTORY

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$4,522,133	$4,261,809
Work-in-process	754,585	382,188
Finished goods	4,097,057	4,789,187
	$9,373,775	$9,433,184

4. STOCK OPTION PLANS

The Company’s 2006 Stock Option Plan (the “2006 Plan”), which was adopted by the Company’s board of directors in May 2006 and approved by the Company’s shareholders in June 2006 is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock units (“RSU’s”) to purchase up to an aggregate of 5,600,944 shares of common stock. The 2006 plan will terminate in 2016 and also provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2007 fiscal year, equal to the lesser of:

•	3.5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	630,000 shares; or

•	Such other amount as the board of directors may determine.

As of June 30, 2009, options to purchase a total of 2,315,681 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,348,961 shares were available for issuance under the 2006 Plan

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of June 30, 2009, options to purchase a total of 669,768 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

As of June 30, 2009, there was unrecognized compensation expense of $2.2 million related to unvested stock options and RSU’s, which the Company expects to recognize over a weighted average period of 1.5 years. The weighted average grant date fair value of stock options and RSU’s granted during the six months ended June 30, 2009 was $1.23 and $3.05, respectively.

As of June 30, 2009, the total number of options exercisable was 1,078,984 shares, which had a weighted average exercise price of $5.80. The average remaining life of these options was 6.0 years and the aggregate intrinsic value was $0 at June 30, 2009.

As of June 30, 2009, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 2,639,366 shares, which had a weighted average exercise price of $5.26. The average remaining life of these options was 6.3 years and the aggregate intrinsic value was $0 at June 30, 2009.

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

As of June 30, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

During the second quarter, the Company experienced an “ownership change” as defined by Internal Revenue Code Section 382.  The ownership change limits the amount of pre ownership change net operating losses (NOLs) that can be utilized to offset future taxable income.  While the Company is still in the process of computing the amount of the NOL limitation, the Company does not believe there is a material impact to the financial statements.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of June 30, 2009, the Company had unrecognized tax benefits of $410,000.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of June 30, 2009. There are no penalties accrued as of June 30, 2009.

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

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average common stock outstanding	17,360,099	17,239,776	17,345,565	17,222,948
Less: Unvested common shares subject to repurchase	(923)	(8,612)	(923)	(8,612)
Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,359,176	17,231,164	17,344,642	17,214,336

7. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by Hologic and the Company to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, the Company and Hologic jointly requested that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.   Subsequently, both SenoRx and Hologic moved for summary judgment with respect to issues of infringement, and SenoRx has also moved for summary judgment of invalidity of the claims of one of the patents.  Briefing on the summary judgment motions is complete, and argument is set for August 21, 2009.  Trial is set to begin on October 13, 2009.  The Company believes that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, the Company has not accrued a loss related to this litigation as of June 30, 2009. The Company intends to continue to vigorously defend itself in this matter.

8. SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$12,121,058	$10,187,776	$23,652,966	$19,178,716
Canada	253,549	148,050	531,297	661,660
Rest of world	1,127,594	850,292	2,194,650	2,028,517
Total	$13,502,201	$11,186,118	$26,378,913	$21,868,893

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

Net revenues by product class are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Biopsy disposable products	$5,804,360	$5,189,579	$11,333,571	$10,061,172
Biopsy capital equipment products	893,366	1,079,023	1,718,789	2,350,609
Diagnostic adjunct products	3,822,400	3,878,643	7,450,845	7,801,607
Therapeutic disposables	2,982,075	1,038,873	5,875,708	1,644,505
Total	$13,502,201	$11,186,118	$26,378,913	$21,868,893

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

We have and are continuing to develop minimally-invasive products for surgical excision of lesions and for breast cancer treatment. We received 510(k) clearance for our Contura Multi-Lumen Radiation Balloon Catheter, or Contura MLB, in May 2007 and launched in January 2008. Contura MLB is one of a new class of devices designed to reduce radiation treatment time to five days from six to eight weeks in patients eligible for the treatment. We also believe that Contura MLB may present radiation oncologists with opportunities to optimize dosing for certain patients. We are also developing next generation tissue marker products, additional EnCor line extensions, line extensions of Contura MLB, devices to assist in lesion location and certain other excision and reconstructive tissue cutting devices.

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

 For the six months ended June 30, 2009, we generated net revenues of $26.4 million and a net loss of $1.6 million. As of June 30, 2009, our accumulated deficit was $85.8 million. We have not been profitable since inception.  We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable products will continue to grow for the remainder of 2009. Sales of biopsy capital equipment and sales of our adjunct products, such as our tissue markers and Gamma Finder, have modestly decreased through the end of the second quarter 2009 as a result of the general economic environment. With improvements in the general economic climate, we expect these trends to reverse during the remainder of 2009. We anticipate that Contura MLB will continue to provide revenue increases during the remainder of 2009. We believe that overall placements of EnCor systems will materially increase for the remainder of 2009 but at a modestly slower rate than previous years due to the global economic recession.

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

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit.  For the first six months of 2009, we incurred $994,000 in patent litigation expenses related to alleged patent infringement by Hologic. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.   Subsequently, jointly with Hologic, we moved for summary judgment with respect to issues of infringement, and we also moved for summary judgment of invalidity of the claims of one of the patents.  Briefing on the summary judgment motions is complete, and argument is set for August 21, 2009.  Trial is set to begin on October 13, 2009.

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

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended June 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	29.4	38.7
Gross profit	70.6	61.3
Operating expenses:
Selling and marketing	47.2	51.6
Research and development	13.1	13.1
General and administrative	15.3	43.7
Total operating expenses	75.7	108.4
Loss from operations	(5.0)	(47.1)
Interest expense	0.3	0.1
Interest income	(0.1)	(1.3)
Provision for income taxes	—	—
Net loss	(5.3)%	(45.9)%

Three months ended June 30, 2009 and 2008

Net Revenues. Net revenues increased $2.3 million, or 20.7%, to $13.5 million for the three months ended June 30, 2009 from $11.2 million for the three months ended June 30, 2008. Therapeutic disposable revenues increased $1.9 million, or 187.0%, resulting from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.  Biopsy disposable revenues increased $615,000, or 11.8%, from the three months ended June 30, 2008 due to a larger installed base of EnCor systems. These increases were off set by decreases in biopsy capital revenues of $186,000, or 17.2%, and a decrease of diagnostic adjunct revenues of $56,000, or 1.5%. We believe that the decreases in biopsy capital and gamma finder sales are as a result of the global recession, tight credit markets and currency fluctuations negatively impacting our global capital equipment sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold decreased $363,000, or 8.4%, to $4.0 million for the three months ended June 30, 2009 from $4.3 million for the three months ended June 30, 2008. The decrease in total cost of goods sold primarily consisted of a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $2.7 million, or 39.0% to $9.5 million or 70.6% of net revenues for the three months ended June 30, 2009 from $6.9 million or  61.3% for the three months ended June 30, 2008. The increase in gross profit as a percentage of net revenues was attributable to a change in product mix that resulted primarily from a 25.8% increase in disposable product sales, which includes our Contura MLB, to 91.6% of net revenues for the three months ended June 30, 2009 from 87.9% for the three months ended June 30, 2008.  In addition, gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $602,000, or 10.4%, to $6.4 million for the three months ended June 30, 2009 from $5.8 million for the three months ended June 30, 2008. The increase primarily consisted of $168,000 in salaries and related employee costs due to the expansion of our sales organization, a $128,000 increase in departmental expenses, a $255,000 increase in selling and promotional related expenses and a $51,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $303,000, or 20.7%, to $1.8 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The increase in these expenses consisted primarily of patent related professional fees and departmental costs of $150,000, and $149,000 for programs related to the Contura MLB, supporting existing product lines and developing new products.

General and Administrative Expenses. General and administrative expenses decreased $2.8 million, or 57.6%, to $2.1 million for the three months ended June 30, 2009 from $4.9 million for the three months ended June 30, 2008. The decrease primarily consisted of a $2.75 million reduction in attorney and litigation costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB, and a decrease of $192,000 for public company related costs, including legal, SOX and financial reporting expenses.  These decreases were offset by an increase of $101,000 in non-patent related legal and professional fees due to certain strategic initiatives and an increase of $28,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan

Interest Expense. Interest expense increased $27,000 to $40,000 for the three months ended June 30, 2009 from $13,000 for the three months ended June 30, 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our term loan with Silicon Valley Bank.

Interest Income. Interest  income decreased $139,000 to $8,000 for the three months ended June 30, 2009 from $147,000 for the three months ended June 30, 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on the patent litigation.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Six Months Ended June 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	29.5	38.3
Gross profit	70.5	61.7
Operating expenses:
Selling and marketing	47.9	49.7
Research and development	13.8	13.8
General and administrative	14.7	32.4
Total operating expenses	76.4	96.0
Loss from operations	(5.9)	(34.3)
Interest expense	0.4	0.2
Interest income	(0.1)	(1.9)
Provision for income taxes	—	—
Net loss	(6.2)%	(32.6)%

Six months ended June 30, 2009 and 2008

Net Revenues. Net revenues increased $4.5 million, or 20.6%, to $26.4 million for the six months ended June 30, 2009 from $21.9 million for the six months ended June 30, 2008. Therapeutic disposable revenues increased $4.2 million, or 254.9%, resulting from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.  Biopsy disposable revenues increased $1.3 million, or 12.6%, from the six months ended June 30, 2008 due to a larger installed base of EnCor systems. These increases were off set by decreases in biopsy capital revenues of $632,000, or 26.9%, and a decrease of diagnostic adjunct revenues of $351,000, or 4.5%. We believe that the decreases in biopsy capital and Gamma Finder sales are as a result of the global recession, tight credit markets and currency fluctuations negatively impacting our global capital equipment sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold decreased $597,000, or 7.1%, to $7.8 million for the six months ended June 30, 2009 from $8.4 million for the six months ended June 30, 2008. The decrease in total cost of goods sold primarily consisted of a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $5.1 million, or 37.9% to $18.6 million or 70.5% of net revenues for the six months ended June 30, 2009 from $13.5 million or 61.7% for the six months ended June 30, 2008. The increase in gross profit as a percentage of net revenues was attributable to a change in product mix that resulted primarily from a 28.5% increase in disposable product sales, which includes our Contura MLB, to 91.9% of net revenues for the six months ended June 30, 2009 from 86.3% for the six months ended June 30, 2008.  In addition, gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.8 million, or 16.3%, to $12.6 million for the six months ended June 30, 2009 from $10.9 million for the six months ended June 30, 2008. The increase primarily consisted of $1.1 million in salaries and related employee costs due to the modest increases to our sales organization, a $193,000 increase in departmental expenses, a $366,000 increase in selling and promotional related expenses and a $115,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $621,000, or 20.5%, to $3.6 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The increase in these expenses consisted primarily of patent related professional fees of  $156,000 and departmental costs of $193,000, $198,000 for programs related to the Contura MLB, $50,000 in salaries and the related employee costs and $24,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses decreased $3.2 million, or 45.5%, to $3.9 million for the six months ended June 30, 2009 from $7.1 million for the six months ended June 30, 2008. The decrease primarily consisted of a $3.3 million reduction in attorney and related litigation costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB and a decrease of $102,000 for public company related costs, including legal, SOX and financial reporting expenses.  These decreases were partially offset by increases of $78,000 for departmental costs and $48,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense increased $60,000 to $97,000 for the six months ended June 30, 2009 from $37,000 for the six months ended June 30, 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our term loan with Silicon Valley Bank.

Interest Income. Interest  income decreased $390,000 to $16,000 for the six months ended June 30, 2009 from $406,000 for the six months ended June 30, 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on the patent litigation.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of June 30, 2009, we had an accumulated deficit of $85.8 million.  From inception through June 30, 2009, we generated cumulative gross profit from the sale of our product offerings of $105.5 million.  To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock, debt issuances and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of promissory notes totaled $18.0 million. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire a December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay a February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical. In September 2008 we amended our existing loan agreement with Silicon Valley Bank to, among other items, increase the total maximum amount available for borrowing from $4.0 million to $12.0 million. As of June 30, 2009, $2.0 million has been drawn down under this facility, of which $1.9 million is outstanding, and $6.7 million was available based on the borrowing formula for the facility.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months.  We anticipate that we may use cash to support ongoing patent litigation costs.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $767,000, for the six months ended June 30, 2009, which was primarily a function of an increase in accounts payable and accrued expenses of $532,000, an increase of $234,000 in deferred revenue, a decrease of $179,000 in accounts receivable and a decrease in other assets of $27,000. These sources of cash were partially offset by an increase in inventory of $1.1 million, and an increase in prepaid expenses of $143,000.

The increase in accounts payable and accrued liabilities was primarily due to the timing of payment obligations, the increase in deferred revenue was due to a higher number of equipment service contracts and the decrease in accounts receivable was due to the maturity of extended payment terms for initial stocking orders outside the United States.  The aggregate increased investment in inventory of $1.1 million resulted primarily from four major factors, (i) a decrease in our capital product demand as compared to our forecast,  (ii) our decision to build shelf stock of our higher volume products in order to better service our customers, (iii) preparation for the next phase of the planned transition to our Thailand contract manufacturer in September 2009, and (iv) the need to purchase longer-term quantities of certain parts due to long lead times. We anticipate that built up inventories will modestly decrease for the remainder of 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $213,000 during the six months ended June 30, 2009, which was attributable to the additions of new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $22,000 during the six months ended June 30, 2009, which was primarily attributable to the scheduled repayments of $125,000 on our term loan with Silicon Valley Bank and the repayment of a $10,000 equipment loan.  These uses of cash were offset by $119,000 related to proceeds from the issuance of common stock as a result of the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 167 will have a material impact on our results of operations, financial position, and cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of June 30, 2009, included liquid money market accounts. Due to the liquid nature of our cash and cash equivalents, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, we jointly requested with Hologic that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.   Subsequently, jointly with Hologic, we moved for summary judgment with respect to issues of infringement, and we also moved for summary judgment of invalidity of the claims of one of the patents.  Briefing on the summary judgment motions is complete, and argument is set for August 21, 2009.  Trial is set to begin on October 13, 2009.  We believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of June 30, 2009. We intend to continue to vigorously defend ourselves in this matter.

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have a limited history of operations upon which you can evaluate our business.  We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008.  We incurred net losses of $8.7 million in 2008, $9.9 million in 2007 and, as of June 30, 2009, had an accumulated deficit of approximately $85.8 million.  In addition, we expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, continue with the full commercialization of the Contura MLB, and devote resources to our sales and marketing and research and development activities. In order for us to become profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to achieve or sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

We expect our Contura MLB, which we received FDA 510(k) clearance in May 2007, to rapidly become a significant contributor to our revenues. The Contura MLB development has been completed, but there remain significant challenges that must be overcome before we can obtain significant revenues from this product, including:

•	we have limited experience selling to radiological oncologists and physicists, the primary market for this product;

•	attracting and retaining qualified sales professionals to sell it;

•	differentiating Contura MLB from competing products and obtaining a significant share of this market;

•	protecting it with intellectual property rights;

•	obtaining adequate third-party reimbursement;

•	producing compelling clinical data on safety and effectiveness;

•	partnering, as necessary, with suppliers; and

•	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

If we are able to overcome these challenges, we may nevertheless be unable to convince potential customers that the Contura MLB represents a compelling alternative to competing products. New short-term brachytherapy products from Cianna Medical and Xoft began to be commercialized in 2008 and we have recently seen competitors discount their brachy-therapy products in the market, which may cause our products to be less competitive or require us to also reduce pricing in the future. Our commercial success will also depend on a general market shift from whole to partial breast radiation. If we are unable to obtain a significant share of the brachytherapy market for the reasons listed above, or that competing products are more compelling and achieve better acceptance by the market, our long-term commercialization experience with the Contura MLB could be significantly below expectations or not achieved at all, which would have a material adverse effect on our future financial performance. Additionally, the adoption of conformal radiotherapy may grow at a faster rate than the overall market for partial breast radiation therapies, and as a result, could impact the speed of adoption of balloon brachytherapy devices, including Contura MLB.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues.  For example, Kaiser Permanente is our largest customer, and in the six months ended June 30, 2009 and year ended December 31, 2008, represented approximately 4.7% and 4.9%, respectively, of our total revenues.  We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products.  The loss of any of these customers could have a material adverse impact on our results of operations.

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

For the six months ended June 30, 2009, we derived approximately 91.7% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected

Although some of our products have regulatory clearances and approvals from jurisdictions outside the United States and Canada, many do not. These products may not be sold in these jurisdictions until the required clearances and approvals are obtained. We cannot assure you that we will be able to obtain these clearances or approvals on a timely basis, or at all. In Japan, recent changes in the laws and regulations governing the approval process for medical devices has made it unlikely that we will be able to obtain approvals for our products within the foreseeable future.

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

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Also, healthcare reform legislation or regulation may be proposed or enacted in the future that adversely affects these policies and amounts. For example, the Federal Deficit Reduction Act of 2006 may in the future affect future reimbursement rates for our vacuum- assisted biopsy products and Contura MLB products. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share. For example, in 2009, it is expected that there will be an increase in reimbursement rates to non hospital based Radiation Oncology centers for multiple-dwell radiation balloon catheter procedures, which includes Contura MLB, relative to single catheter procedures, but a decrease for non hospital based Radiology Oncology centers in rates relative to whole breast radiation therapy. Reimbursement may also be impacted by the general national health care reform initiatives that are currently proposed, and being discussed, by various branches of the federal government.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2009, we held an annual meeting of our stockholders at our corporate headquarters in Irvine, California. The first item of business at the meeting was the election of two Class II directors. The Class II nominees elected were Frederick J. Dotzler and John L. Erb. Messrs Dotzler and Erb were elected with 12,552,412 and 12,627,737, respective votes in favor and 88,406 and 13,081, respective votes withheld.

The name of each director other than Ms. Capps, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

A. Thomas Bender
Vickie L. Capps
Lloyd H. Malchow
Kim D. Blickenstaff
Gregory D. Waller

The second item of business at the meeting was the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ended December 31, 2009. The appointment of Deloitte & Touche LLP was ratified with 12,629,352 votes in favor, 2,209, against and 9,257 abstentions.

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

Date: August 3, 2009	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2009	/s/ Kevin J. Cousins
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