Form 10-Q
period 2009-09-30
SENORX INC
filed 2009-11-03
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

As of October 31, 2009, 17,398,115 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON
SENORX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$17,217,731	$15,323,143
Accounts receivable, net of allowance for doubtful accounts of $251,148 and $225,793, respectively	8,127,519	8,179,099
Inventory	8,004,834	9,433,184
Prepaid expenses and deposits	777,171	386,594
Total current assets	34,127,255	33,322,020
Property and equipment, net	1,110,473	1,554,201
Other assets, net of accumulated amortization of $277,474, and $259,469, respectively	789,256	540,344
TOTAL	$36,026,984	$35,416,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,528,253	$2,039,280
Accrued expenses, including accrued employee compensation of $1,377,588 and $1,598,338, respectively	3,457,927	2,498,911
Deferred revenue	806,916	557,065
Current portion of long-term debt	504,335	390,246
Total current liabilities	6,297,431	5,485,502
Long-term debt—less current portion	1,250,000	1,632,410
Total liabilities	7,547,431	7,119,912
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,395,258 (2009) and 17,327,191 (2008) issued and outstanding	17,395	17,327
Additional paid-in capital	114,511,279	112,456,924
Accumulated deficit	(86,049,121)	(84,175,598)
Total stockholders’ equity	28,479,553	28,298,653
TOTAL	$36,026,984	$35,416,565

SENORX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$13,718,264	$11,264,471	$40,097,177	$33,133,364
Cost of goods sold	3,986,071	3,942,922	11,768,681	12,322,674
Gross profit	9,732,193	7,321,549	28,328,496	20,810,690
Operating expenses:
Selling and marketing	5,475,863	6,063,248	18,115,474	16,928,701
Research and development	1,878,664	1,631,898	5,524,522	4,656,700
General and administrative	2,576,360	1,380,333	6,444,380	8,474,316
Total operating expenses	9,930,887	9,075,479	30,084,376	30,059,717
Loss from operations	(198,694)	(1,753,930)	(1,755,880)	(9,249,027)
Interest expense	44,142	22,334	141,183	59,160
Interest income	(7,393)	(99,243)	(23,540)	(505,037)
Loss before provision for income taxes	(235,443)	(1,677,021)	(1,873,523)	(8,803,150)
Provision for income taxes	—	—	—	—
Net loss	$(235,443)	$(1,677,021)	$(1,873,523)	$(8,803,150)
Net loss per share-basic and diluted	$(0.01)	$(0.10)	$(0.11)	$(0.51)
Weighted average shares outstanding-basic and diluted	17,417,417	17,262,817	17,360,104	17,232,661

SENORX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,873,523)	$(8,803,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,352,996	1,191,487
Stock-based compensation	1,926,453	1,735,295
Loss on fixed asset abandonment	11,633	16,191
Provision for bad debt	51,254	124,387
Provision for inventory obsolescence	716,717	—
Changes in operating assets and liabilities:
Accounts receivable	326	(1,836,743)
Inventory	(148,915)	(3,511,828)
Prepaid expenses and deposits	(390,577)	(40,803)
Other assets	5,388	(269,204)
Accounts payable	(511,027)	(165,283)
Accrued expenses	959,016	888,764
Deferred revenue	249,851	49,171
Net cash provided by (used in) operating activities	2,349,592	(10,621,716)

Cash Flows From Investing Activities:
Maturities of short-term investments	—	10,764,490
Acquisition of property and equipment	(314,653)	(862,057)
Net cash (used in) provided by investing activities	(314,653)	9,902,433

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	12,441	45,626
Proceeds from issuance of common stock under the ESPP plan	115,529	207,851
Payment of debt issuance costs	—	(30,000)
Repayment of other borrowings	(260,058)	(2,073,072)
Repayment of capital leases	(8,263)	(6,858)
Net cash used in financing activities	(140,351)	(1,856,453)

Net increase (decrease) in cash and cash equivalents	1,894,588	(2,575,736)
Cash and cash equivalents—beginning of period	15,323,143	17,185,259
Cash and cash equivalents—end of period	$17,217,731	$14,609,523

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$104,234	$31,244
Transfers between fixed assets and other assets	$—	$31,626
Inventory transferred to fixed assets and other assets	$860,548	$1,004,297
Property and equipment acquired included in accounts payable	$—	$12,263

SENORX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2009 and the results of operations and cash flows for the related interim periods ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 16, 2009 as part of the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies have not changed as of September 30, 2009.   This quarterly report should be read in conjunction with such report.

The Company reclassified $395,150 of warranty contracts at December 31, 2008 from accrued expenses to deferred revenue to conform to the current presentation in the September 30, 2009 condensed balance sheet.

The Company evaluated subsequent events for recognition or disclosure through November 3, 2009, which was the date the Company filed this form 10-Q with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.   If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance is ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact ASU 2009-13 will have on its financial position and results of operations.

3.	INVENTORY

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$3,611,098	$4,261,809
Work-in-process	811,189	382,188
Finished goods	3,582,547	4,789,187
	$8,004,834	$9,433,184

4.	STOCK OPTION PLANS

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

As of September 30, 2009, options to purchase a total of 2,358,720 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,314,032 shares were available for issuance under the 2006 Plan.

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of September 30, 2009, options to purchase a total of 653,965 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

The exercise price, term and other conditions applicable to each option granted under the 2006 and 1998 Plans are generally determined by the committee at the time of grant of each option and may vary with each option granted. The stock options granted generally vest 25% per year over a four-year period and expire after seven to 10 years. The options are exercisable according to the vesting schedule. The vesting of certain outstanding options will accelerate in the event of a change in control.  Alternatively, the options may be exercised in whole or in part at any time into restricted, unvested common shares which are subject to the risk of forfeiture, and to the Company’s repurchase rights.

As of September 30, 2009, there was unrecognized compensation expense of $1.4 million  related to unvested stock options which the Company expects to recognize over a weighted average period of 1.5 years. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2009 was $1.23.

As of September 30, 2009, the total number of options exercisable was 1,222,602 shares, which had a weighted average exercise price of $5.80. The average remaining life of these options was 5.9 years and the aggregate intrinsic value was $0 at September 30, 2009.

As of September 30, 2009, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 1,458,643 shares, which had a weighted average exercise price of $4.83. The average remaining life of these options was 6.3 years and the aggregate intrinsic value was $868,000 at September 30, 2009.

As of September 30, 2009, there was unrecognized compensation expense of $420,000 related to unvested RSU’s which the Company expects to recognize over a weighted average period of 1.0 year. The weighted average grant date fair value of RSU’s granted during the nine months ended September 30, 2009 was $3.49.

5.	INCOME TAXES

The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  The Company also records the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As of September 30, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.

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

As of September 30, 2009, the Company had unrecognized tax benefits of $410,000.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of interest expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of September 30, 2009. There are no penalties accrued as of September 30, 2009.

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

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average common stock outstanding	17,417,893	17,268,348	17,360,580	17,238,192
Less: Unvested common shares subject to repurchase	(476)	(5,531)	(476)	(5,531)
Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,417,417	17,262,817	17,360,104	17,232,661

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted a joint request by Hologic and the Company to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, the Company and Hologic jointly requested that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.  In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions for summary judgment as to certain of the patents and claims at issue.  Hologic filed a motion seeking partial summary judgment of infringement for certain claims.  SenoRx filed a motion seeking partial summary judgment of non-infringement of certain claims, and also sought summary judgment that certain claims were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court has not yet issued a ruling on the motions.  Trial in this case was set to begin on October 13, 2009, but the trial date was post-poned by action of the Court.  Trial is now set to begin December 1, 2009, and a pretrial hearing was held on November 2, 2009.  The Company believes that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, the Company has not accrued a loss related to this litigation as of September 30, 2009. The Company intends to continue to vigorously defend itself in this matter.

FDA Inspection

The Company recently underwent an inspection of the Irvine manufacturing facility by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to the Company’s failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require the Company to take prompt action to strengthen its quality system.  The Company’s failure to adequately or timely implement or complete a corrective action plan could have a material adverse effect on the Company’s results of operations, cash flows and financial position.  The Company believes that the probability of incurring any loss related to this inspection is not determinable nor is the loss quantifiable at this time.  Accordingly, the Company has not accrued a loss related to matter as of September 30, 2009.

8.	SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$11,994,250	$10,383,884	$35,647,216	$29,595,532
Canada	397,018	878	928,315	652,377
Rest of world	1,326,996	879,709	3,521,646	2,885,455
Total	$13,718,264	$11,264,471	$40,097,177	$33,133,364

No customer accounted for 10% or more of net revenues for any period presented.

At September 30, 2009, the Company has four product classes. Biopsy disposable products include the Company’s EnCor and SenoCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor and SenoCor products. Diagnostic adjunct products include the Marker product, the Gamma Finder product and the Anchor Guide product. Therapeutic disposables include the Company’s Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Biopsy disposable products	$5,989,863	$5,068,871	$17,323,434	$15,130,043
Biopsy capital equipment products	1,033,020	979,922	2,751,809	3,330,531
Diagnostic adjunct products	3,954,738	3,834,850	11,405,583	11,636,457
Therapeutic disposables	2,740,643	1,380,828	8,616,351	3,036,333
Total	$13, 718,264	$11,264,471	$40,097,177	$33,133,364

Substantially all of the Company’s assets are in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Before 2007, we derived our revenues primarily from our tissue marker products. However, our EnCor system accounted for a majority of our revenue growth in 2007and 2008. Our ability to continue to grow revenues is based upon a number of assumptions, which may not ultimately occur, including retention of our sales force, growth in the market for minimally-invasive breast biopsy procedures and rapid adoption of the product by physicians who specialize in breast care. We expect our Contura MLB to increasingly contribute to our revenues and we are marketing this device as a compelling alternative to competing devices.

For the nine months ended September 30, 2009, we generated net revenues of $40.1 million and a net loss of $1.9 million. As of September 30, 2009, our accumulated deficit was $86.0 million. We have not been profitable since inception.  We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable products will continue to grow for the remainder of 2009. Sales of biopsy capital equipment and sales of our adjunct products, such as our tissue markers and Gamma Finder, have begun to show signs of recovery as a result of the improvement in the general economic environment and we expect additional growth in the coming quarters. We have experienced significant revenue growth for Contura MLB since its commercial launch in January 2008. Sequentially, revenue from Contura MLB was nominally below that of the second quarter, primarily due to seasonality and some impact on the average selling price as a result of product discounting from competitors in the brachytherapy category.  We anticipate that Contura MLB will again continue to provide revenue increases quarter over quarter in the coming quarters. We believe that overall placements of EnCor systems will continue to increase for the remainder of 2009 but at a modestly slower rate than 2008 due to the economic environment.

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

In addition, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require us to take prompt action to strengthen our Quality System and result in increased expenses.

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to increase in absolute dollars as we increase our infrastructure to comply with the regulatory requirements associated with publicly-traded companies and anticipated litigation expenses relating to the current Hologic patent infringement lawsuit.  For the first nine months of 2009, we incurred $2.5 million in patent litigation expenses related to alleged patent infringement by Hologic. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009.   In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions for summary judgment as to certain of the patents and claims at issue.  Briefing on the summary judgment motions was completed, and arguments were held on August 21, 2009.  The Court has not yet issued a ruling on the motions.  Trial in this case was set to begin on October 13, 2009, but the trial date was post-poned by action of the Court.  Trial is now set to begin December 1, 2009, and a pretrial hearing was held on November 2, 2009.

We expect to incur stock-based compensation expense for option grants, which will be accounted for under SFAS No. 123R. We anticipate that non-cash expenses for options accounted for under ASC 718 (formerly SFAS No. 123R) will increase in 2009 based upon the number of options granted. We also expect to incur stock-based compensation expense related to the issuance of common stock under our employee stock purchase plan.

Interest

Interest income represents income generated from our cash and cash equivalents and short-term investments that are invested generally in liquid money-market funds and commercial paper. During 2009, we had a term loan with Silicon Valley Bank, resulting in interest expense. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests were amortized to interest expense over the term of the related debt obligations. Interest expense has decreased due to the retirement of certain debt obligations in 2007 and early 2008 and lower available interest rates.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended September 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	29.1	35.0
Gross profit	70.9	65.0
Operating expenses:
Selling and marketing	39.9	53.8
Research and development	13.7	14.5
General and administrative	18.8	12.3
Total operating expenses	72.4	80.6
Loss from operations	(1.4)	(15.6)
Interest expense	0.3	0.2
Interest income	(0.1)	(0.9)
Provision for income taxes	—	—
Net loss	(1.7)%	(14.9)%

Three months ended September 30, 2009 and 2008

Net Revenues. Net revenues increased $2.5 million, or 21.8%, to $13.7 million for the three months ended September 30, 2009 from $11.3 million for the three months ended September 30, 2008. Therapeutic disposable revenues increased $1.4 million, or 98.5%, to $2.7 million for the three months ended September 30, 2009 when compared with the same period last year, resulting primarily from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization beginning in January 2008.  Biopsy disposable revenues increased $921,000, or 18.2%, from the three months ended September 30, 2008 due to a larger installed base of EnCor systems.  Disposable product sales, which includes Contura MLB, increased 23.8% to 89.8% of net revenues for the three months ended September 30, 2009 from 88.4% of net revenues for the same period a year ago.  Biopsy capital revenues increased $53,000, or 5.4% due to a greater number of customers purchasing our breast biopsy systems as compared to those customers acquiring the capital through a “product supply agreement” in 2008.  Diagnostic adjunct revenues increased $120,000, or 3.1%, primarily due to the sales of markers used with competitive biopsy disposables and increased Gamma Finder sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold increased $43,000, or 1.1%, to $4.0 million for the three months ended September 30, 2009 from $3.9 million for the three months ended September 30, 2008. The increase in total cost of goods sold primarily consisted of an increase of $282,000 in the provision for inventory obsolescence, which was partially offset by a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales. Gross profit increased $2.4 million, or 32.9% to $9.7 million or 70.9% of net revenues for the three months ended September 30, 2009 from $7.3 million or 65.0% for the three months ended September 30, 2008. Gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and leverage from the allocation of fixed manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses decreased $587,000, or 9.7%, to $5.4 million for the three months ended September 30, 2009 from $6.1 million for the three months ended September 30, 2008. The decrease primarily consisted of a $385,000 decrease in travel and related employee costs through cost containment measures, a $212,000 decrease in departmental expenses and a $71,000 decrease in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan. These decreases were partially offset by an $81,000 increase in selling and promotional related expenses.

Research and Development Expenses. Research and development expenses increased $247,000, or 15.1%, to $1.9 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008. The increase primarily consisted of $203,000 in project costs for the loc wire replacement products development program; new products to be released in 2010 and 2011, and continued support related to the Contura MLB and existing product lines.  In addition, headcount and related employee costs increased $68,000 as well as a $40,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.  These increases were partially offset by a $38,000 decrease in professional services and a $27,000 decrease in departmental costs.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 86.6%, to $2.6 million for the three months ended September 30, 2009 from $1.4 million for the three months ended September 30, 2008. The increase primarily consisted of a $1.36 million increase in attorney and litigation costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB, and an increase of $38,000 for public company related costs, including legal, SOX and financial reporting expenses.  These increases were partially offset by a decrease of $103,000 in non-patent related legal and professional fees due to certain strategic initiatives, a decrease of $56,000 in departmental related expenses, a decrease of $22,000 in salaries and the related employee costs and a decrease of $21,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense increased $22,000 to $44,000 for the three months ended September 30, 2009 from $22,000 for the three months ended September 30, 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our term loan with Silicon Valley Bank.

Interest Income. Interest  income decreased $92,000 to $7,000 for the three months ended September 30, 2009 from $99,000 for the three months ended September 30, 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on the patent litigation.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Nine Months Ended September 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	29.4	37.2
Gross profit	70.6	62.8
Operating expenses:
Selling and marketing	45.2	51.1
Research and development	13.8	14.1
General and administrative	16.1	25.6
Total operating expenses	75.0	90.7
Loss from operations	(4.4)	(27.9)
Interest expense	0.4	0.2
Interest income	(0.1)	(1.5)
Provision for income taxes	—	—
Net loss	(4.7)%	(26.6)%

Nine months ended September 30, 2009 and 2008

Net Revenues. Net revenues increased $7.0 million, or 21.0%, to $40.1 million for the nine months ended September 30, 2009 from $33.1 million for the nine months ended September 30, 2008. Therapeutic disposable revenues increased $5.6 million, or 183.8%, resulting from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.  Biopsy disposable revenues increased $2.2 million, or 14.5%, from the nine months ended September 30, 2008 due to a larger installed base of EnCor systems. Disposable product sales, which includes Contura MLB, increased 26.9% to 91.2% of net revenues for the nine months ended September 30, 2009 from 87.0% of net revenues for the same period a year ago.  These increases were off set by decreases in biopsy capital revenues of $579,000, or 17.4%, and a decrease of diagnostic adjunct revenues of $231,000, or 2.0%. We believe that the decreases in biopsy capital and Gamma Finder sales are as a result of the global recession, tight credit markets and currency fluctuations negatively impacting our global capital equipment sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold decreased $554,000, or 4.5%, to $11.8 million for the nine months ended September 30, 2009 from $12.3 million for the nine months ended September 30, 2008. The decrease in total cost of goods sold primarily consisted of a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales, which was partially offset by an increase of $717,000 in the provision for inventory obsolescence. Gross profit increased $7.5 million, or 36.1% to $28.3 million or 70.6% of net revenues for the nine months ended September 30, 2009 from $20.8 million or 62.8% for the nine months ended September 30, 2008. Gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and leverage from the allocation of fixed manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.2 million, or 7.0%, to $18.1 million for the nine months ended September 30, 2009 from $16.9 million for the nine months ended September 30, 2008. The increase primarily consisted of $674,000 in salaries and related employee costs due to the modest increases to our sales organization, a $50,000 increase in professional services, a $419,000 increase in selling and promotional related expenses and a $44,000 increase in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $868,000, or 18.6%, to $5.5 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008. The increase in these expenses consisted primarily of $571,000 for programs related to the Contura MLB, as well as new product development and support of existing product lines, an increase of $118,000 for patent related professional fees, an increase of  $115,000 in salaries and the related employee costs and an increase of $64,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses decreased $2.0 million, or 24.0%, to $6.4 million for the nine months ended September 30, 2009 from $8.5 million for the nine months ended September 30, 2008. The decrease primarily consisted of a $1.9 million reduction in attorney and related litigation costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB, a decrease of $90,000 for professional  services, including general legal fees, a decrease of $64,000 for public company related costs, including legal, SOX and financial reporting expenses, and a $44,000 decrease in salaries and the related employee costs.  These decreases were partially offset by increases of $47,000 for departmental costs and $26,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense increased $82,000 to $141,000 for the nine months ended September 30, 2009 from $59,000 for the nine months ended September 30, 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our term loan with Silicon Valley Bank.

Interest Income. Interest  income decreased $481,000 to $24,000 for the nine months ended September 30, 2009 from $505,000 for the nine months ended September 30, 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on the patent litigation.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of September 30, 2009, we had an accumulated deficit of $86.0 million.  From inception through September 30, 2009, we generated cumulative gross profit from the sale of our product offerings of $115.2 million.  To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock, debt issuances and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of promissory notes totaled $18.0 million. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire a December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay a February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical. In September 2008 we amended our existing loan agreement with Silicon Valley Bank to, among other items, increase the total maximum amount available for borrowing from $4.0 million to $12.0 million. As of September 30, 2009, $2.0 million has been drawn down under this facility, of which $1.75 million is outstanding, and $6.8 million was available based on the borrowing formula for the facility.

We believe that our cash and cash equivalents, and our ability to draw down on our working capital and equipment facilities, will be sufficient to meet our projected operating requirements for at least the next 12 months.  We anticipate that we may use cash to support ongoing patent litigation costs.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2.3 million, for the nine months ended September 30, 2009, which was primarily a function of a net increase in accounts payable and accrued expenses of $448,000 and an increase of $250,000 in deferred revenue.  These sources of cash were partially offset by an increase in prepaid expenses of $391,000 and an increase in inventory of $149,000.

The increase in accounts payable and accrued liabilities was primarily due to the timing of payment obligations and the increase in deferred revenue was due to a higher number of equipment service contracts.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $315,000 during the nine months ended September 30, 2009, which was attributable to the additions of new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities

Net cash used in financing activities was $140,000 during the nine months ended September 30, 2009, which was primarily attributable to the scheduled repayments of $250,000 on our term loan with Silicon Valley Bank and the repayment of a $10,000 equipment loan.  These uses of cash were offset by $128,000 related to proceeds from the issuance of common stock as a result of the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.   If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance is ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and is not expected to have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact ASU 2009-13 will have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of September 30, 2009, included liquid money market accounts. Due to the liquid nature of our cash and cash equivalents, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic’s request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic’s unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, we jointly requested with Hologic that the Court resume proceedings in the pending lawsuit. On October 15, 2008, a Markman claims construction hearing was held and a ruling was issued on February 18, 2009. In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions for summary judgment as to certain of the patents and claims at issue.  Hologic filed a motion seeking partial summary judgment of infringement for claim 11 of the 813 patent, claim 4 of the 204 patent and claims 1 and 8 of the 142 patent.  SenoRx filed a motion seeking partial summary judgment of non-infringement of claims 11 and 12 of the 813 patent and claims 4 and 17 of the 204 patent, and also seeking summary judgment that claims 1 and 8 of the 142 patent were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court has not yet issued a ruling on the motions.  Trial in this case was set to begin on October 13, 2009, but the trial date was post-poned by action of the Court.  Trial is now set to begin December 1, 2009, and a pretrial hearing was held on November 2, 2009.  We believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of June 30, 2009. We intend to continue to vigorously defend ourselves in this matter.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, therefore, we may not be able to generate significant revenues or profitability.

We have a limited history of operations upon which you can evaluate our business.  We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008.  We incurred net losses of $8.7 million in 2008, $9.9 million in 2007 and, as of September 30, 2009, had an accumulated deficit of approximately $86.0 million.  In order for us to become increasingly profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

Even if we are able to present potential customers with compelling clinical data, technological advancements or influential user experiences, they may be reluctant to switch from a competing device, which they have grown accustomed to. We may not be successful in our near-term strategy of marketing EnCor and Contura MLB to our existing customer base of tissue marker users, and users of our earlier vacuum-assisted breast biopsy system. Our commercial success also depends on the continued general market shift to less invasive biopsy procedures.

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

Our future success will depend in part upon our ability to continue to successfully commercialize our

Contura MLB.

Contura MLB, which we received FDA 510(k) clearance in May 2007, has become a significant contributor to our revenues. The Contura MLB commercialization effort is fully engaged, but there remain significant challenges that must be overcome before we can obtain significant revenues from this product, including:

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

We are in a difficult economic period and the uncertainty associated therewith may increase the volatility of our stock price, cause potential customers to delay their capital equipment purchases, and make it more difficult for potential customers to obtain financing necessary to purchase our products, each of which can have a material adverse effect on our revenue, profitability and business. Our capital equipment revenues have historically ranged between 10% and 20% of annualized revenues.  Credit constraints for institutions, distributors and individual physicians may slow the purchase of EnCor systems and Gamma Finders and may, as a result, have a negative effect on the purchase of disposables related to delays in capital equipment purchases or lead to a reduction in the overall number of biopsy procedures.  The number of mammograms performed in the United States has declined since 2007, which in turn reduced the number of number of biopsy procedures performed domestically.

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

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Reimbursement may be impacted by the general national health care reform initiatives that are currently proposed, and being discussed, by various branches of the federal government. In addition, the Federal Deficit Reduction Act of 2006 may in the future affect future reimbursement rates for our vacuum- assisted biopsy products and Contura MLB products. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share. For example, in 2009, it is expected that there will be an increase in reimbursement rates to non hospital based Radiation Oncology centers for multiple-dwell radiation balloon catheter procedures, which includes Contura MLB, relative to single catheter procedures, but a decrease for non hospital based Radiology Oncology centers in rates relative to whole breast radiation therapy.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues.  For example, Kaiser Permanente is our largest customer, and in the nine months ended September 30, 2009 and year ended December 31, 2008, represented approximately 4.7% and 4.9%, respectively, of our total revenues.  We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products.  The loss of any of these customers could have a material adverse impact on our results of operations.

Our strategy of providing a broad array of products to the breast care market may be difficult to achieve, given our size and limited resources.

We aim to be an attractive and convenient supplier for integrated breast centers by offering a broad product line of minimally-invasive devices for breast care specialists. Commercializing several product lines simultaneously may be difficult because we are a relatively small company. Additionally, offering a broad product line will require us to manufacture, sell and support some products that are not as profitable or in as high demand as some of our other products, which could have a material adverse effect on our overall results of operations. To succeed in our approach, we will need to grow our organization considerably and enhance our relationships with third-party manufacturers and suppliers. If we fail to make product introductions successfully or in a timely manner because we lack resources, or if we fail to adequately manufacture, sell and support our existing products, our reputation may be negatively affected and our results of operations could be materially harmed. Additionally, managing such a large line of products may be challenging for an organization of our size.  For example, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including the Contura MLB and Gel Mark product line. We have completed responding to the observations and commenced implementation of the corrective actions.

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

We expect that our Contura MLB will continue to be a key driver of future growth. However, our sales force has historically sold diagnostic products and therefore has limited experience selling a therapeutic device. Our Contura MLB competes with products that are well-established and with new entrants to the market. Accordingly, it is difficult for us to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell our products, causing our revenues to be lower than expected and harming our results of operations.

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

For the nine months ended September 30, 2009, we derived approximately 88.9% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected

Although some of our products have regulatory clearances and approvals from jurisdictions outside the United States and Canada, others do not. These products may not be sold in these jurisdictions until the required clearances and approvals are obtained. We cannot assure you that we will be able to obtain these clearances or approvals on a timely basis, or at all.

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

We recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including the Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require us to take prompt action to strengthen our Quality System.  We have completed a comprehensive corrective action plan that has been presented to the FDA outlining the steps and timing for coming into compliance with Quality System regulations.  FDA may determine we have failed to adequately or timely implement or complete the corrective action plan.  Such a determination could lead to the FDA promptly commencing an enforcement action against us without warning, which may include the following sanctions:

1.	injunctions, fines, other civil penalties or issuance of a Warning Letter;

2.	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

3.	suspension or withdrawal of our FDA clearances or approvals;

4.	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

5.	product recalls, product seizures or criminal prosecution of our company, our officers or our employees;

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
_________________
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

Date: November 3, 2009	/s/ Lloyd H. Malchow
Lloyd H. Malchow
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2009	/s/ Kevin J. Cousins
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
_________________
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