Form 10-K
period 2009-12-31
SENORX INC
filed 2010-03-16
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on is corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2009 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was $34,391,947. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

At February 28, 2010, the Registrant had 17,540,128 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 13 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

SENORX, INC.
FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

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

Overview

We develop, manufacture and sell minimally-invasive medical devices that are used in the diagnosis and treatment of breast cancer. Our initial product focus has been biopsy systems and breast tissue markers and in January 2008 we launched a radiation balloon catheter for localized partial breast irradiation therapy. With the emergence of clinicians coordinating multi-disciplinary patient care through integrated breast centers, we believe that our ability to provide a broad array of products will enhance our competitive positioning. Since we launched our first breast tissue marker products in 2002, we have established over 1,000 customer accounts. In 2009, we generated net revenues of $55.6 million. The sale of disposable products, including our breast biopsy probes, radiation therapy products and tissue markers, accounted for 90.0% of our revenues in 2009.

The EnCor system, our flagship product for use in breast biopsy procedures, is a minimally-invasive vacuum-assisted breast biopsy system. EnCor allows users to obtain multiple biopsy samples with a quick, single probe insertion. In contrast to existing competitive systems, EnCor is the only commercialized “open/closed” tissue collection system compatible in all three imaging modalities, providing the operator with a clear view of tissue samples through a proprietary transparent collection chamber, and the ability to either open the chamber to examine and remove one or more samples or to continue uninterrupted collection of multiple samples. EnCor also incorporates novel programmability, which allows the user to select automated cutting patterns, tissue density, number of samples, and to deliver anesthetic. The EnCor system’s handpieces and disposable probes are compatible with the most commonly used imaging modalities, including x-ray, ultrasound, magnetic resonance imaging, or MRI, and positron emission tomography, or PET. With its simplicity and versatility, we believe that EnCor can play an important role in the paradigm shift from invasive open surgical to minimally-invasive biopsy procedures. We launched the EnCor system on a limited basis and conducted marketing preference testing in late 2004 and subsequently progressed with a full commercial launch in November 2005. In 2007, we further enhanced the versatility of the EnCor system with the FDA clearance in the United States of our SenoSonix system, a combination of EnCor with state-of-the art ultrasound imaging technology, and with the commercial launch of VisiLoc, an MRI visible obturator that helps to facilitate accurate probe placement under MRI guidance. As of December 31, 2009, we had an installed base of 991EnCor systems and we had sold more than 310,000 EnCor disposable probes.

Our Contura Multi-Lumen Radiation Balloon Catheter, or Contura MLB, our flagship radiation therapy product, for which we received FDA 510(k) clearance in May 2007, launched in January 2008 and received its CE Mark in Europe in March 2009, is designed to be a novel localized partial breast irradiation therapy device that uses vacuum to remove excess seroma and air to enhance conformance of often irregularly shaped lumpectomy cavity walls to the balloon’s surface in order to deliver precise irradiation dosing through multiple radiation source lumens. We believe that Contura MLB can play an important role in the paradigm shift from traditional whole breast radiation therapy to localized partial breast radiation therapy. In 2008 and 2009, our Contura MLB program was the subject matter of a law suit filed by Hologic and its affiliates that generally alleged patent infringement of certain Hologic brachytherapy patent claims. On December 17, 2009, the jury in the case returned a verdict ruling in our favor on all counts that were then remaining in the matter; however, Hologic has subsequently filed an appeal in February of this year.

Our headquarters is in Irvine, California and we were incorporated in Delaware in January 1998.

Industry Overview

Breast Cancer

One in eight women in the United States will develop breast cancer during her lifetime, a risk that was one in fourteen in 1960. It is estimated that in the United States, approximately 192,000 new cases of breast cancer were diagnosed in 2008. Breast cancer is the second-leading cause of cancer-related death in U.S. women overall, and the leading cause of cancer-related death for women of ages 20 to 59.  Over 70% of breast cancers occur in women who have no identifiable risk factor other than age. The older a woman is, the greater her chance of getting breast cancer. One of the major challenges in the treatment of breast cancer is that, while the disease typically does not show symptoms in early stages, survival is dramatically impacted by the stage at which the disease is diagnosed and treated. If breast cancer is detected at an early “localized” stage and treated, the 5-year survival rate is 98%. If the cancer has spread to nearby lymph nodes, the 5-year survival rate decreases to 81%. If the cancer has spread, or metastasized, to organs such as the lungs, bone marrow, liver or brain, the 5-year survival rate falls to 26%. These statistics underscore the need for early diagnosis and treatment of breast cancer. Currently, 62% of breast cancers are discovered at an early, localized stage. The number of breast biopsies performed annually has increased significantly since 1997 when the American Cancer Society updated its guidelines for breast cancer screening, recommending that women should begin annual screening at age 40 rather than the previously recommended age 50. However, some studies conclude that annual breast cancer screening by mammography for women under age 50 may be more harmful, due to increased radiation exposure, than beneficial and as a result of this and other factors, the trend towards earlier and broader screening programs may not continue or mammography may be supplemented by other screening modalities in the future.  Recently, an independent panel of experts appointed by the federal Department of Health and Human Services recommended a return to screening starting at age 50. In response to this recommendation, the American Cancer Society has stated that it does not plan to revise its guidelines. In addition, outside of the United States, mammography screening programs are in the early stage of adoption, which has been accelerating in the last several years.

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

Evolution of Breast Biopsy Procedures

According to the Millennium Research Group, there were approximately 1.9 million breast biopsies performed in the United States in 2009. This number has increased significantly since 1997, at which time approximately 750,000 biopsies were performed, and is expected to continue to increase year-over-year. In 1997, the American Cancer Society updated its guidelines for breast cancer screening, recommending that women should begin annual screening at age 40. The previous guideline had recommended annual mammography for women beginning at age 50. This updated guidance, along with increased public awareness and technological improvements in screening and diagnostic equipment, likely has contributed to the increase in breast biopsies over the past decade. Biopsy methods include surgical biopsy, needle biopsy, and vacuum-assisted biopsy, all of which, according to the American Cancer Society, have similar accuracy rates.

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

Evolution from Whole to Partial Breast Irradiation Therapy

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

•
Ultrasound imaging bounces low-power, high-frequency sound waves off internal tissue to provide real-time images of the interior of the breast to guide the physician’s manual placement of a biopsy probe at the site of the lesion. Ultrasound is widely available and relatively inexpensive, and does not expose the patient to radiation. As a screening tool, ultrasound is used as a primary breast imaging application for biopsy of women who have dense breast tissue, typically under the age of 40, women with breast implants or women who are breastfeeding.

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

•	Lesion Location. Devices used to facilitate lesion excision and treatment.

•	Treatment. Radiation balloons and other devices for localized partial breast irradiation therapy.

•	Excising. Tissue cutting devices designed to facilitate the contoured removal of lesions and facilitate the use of balloons in radiation therapy.

The EnCor system, our flagship product for use in breast biopsy procedures, is a vacuum-assisted system which allows users to obtain multiple tissue samples with a quick, single insertion. EnCor can be used with multiple imaging modalities, including stereotactic x-ray, ultrasound and MRI. EnCor is the only “open/closed” tissue collection system compatible in all three imaging modalities, providing the operator with a clear view of tissue samples through a proprietary transparent collection chamber, and the ability to either open the chamber to examine and remove one or more samples or to continue uninterrupted collection of multiple samples. Our EnCor system also incorporates proprietary programmability and automation features which provide a competitive advantage to other marketed biopsy systems. In 2007, we further enhanced the versatility of the EnCor system with the FDA clearance in the United States of our SenoSonix system, a combination of EnCor with state-of-the art ultrasound imaging technology, and with the commercial launch of VisiLoc, an MRI visible obturator that helps to facilitate accurate probe placement under MRI guidance.

The Contura Multi-Lumen Radiation Balloon Catheter, or Contura MLB, our flagship radiation therapy product, for which we received FDA 510(k) clearance in May 2007, launched in January 2008 and received its CE Mark in Europe in March 2009, is designed to be a novel localized partial breast irradiation therapy device that uses vacuum to remove excess seroma and air to enhance conformance of often irregularly shaped lumpectomy cavity walls to the balloon’s surface in order to deliver precise radiation dosing through multiple radiation source lumens. In addition, we began marketing Contura Shape Select MLB in 2009, a new larger version of Contura MLB with a novel proprietary design that provides clinicians with enhanced flexibility.

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

•
Focus on leveraging existing R&D Competencies to Develop Products Across the Continuum of Interventional Breast Care. While our initial product focus has involved devices used in diagnosis of breast cancer, such as biopsy systems and breast tissue markers, we launched Contura MLB in January 2008 and are also developing a series of additional lesion location, excision and therapeutic products that we are seeking to commercialize. With the emergence of integrated breast centers designed to provide comprehensive and specialized patient care, we believe that our ability to provide novel solutions to a broad set of needs in breast cancer management will enhance our competitive positioning in the market. We are also working on a next generation EnCor product.

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

Our Products and Products under Development

We are focused on developing and offering a broad portfolio of products that address needs across the continuum of breast care, from the diagnosis to the treatment of breast cancer. The sale of disposable products, including our breast biopsy probes, tissue markers and radiation therapy products, accounted for 90.0% of our revenues in 2009, 87.3% in 2008 and 86% in 2007. The following table provides information concerning our primary products and products under development.

Product Category/Name	Primary Component(s)	Year (or Expected Year) of Full Commercial Launch
DIAGNOSTIC PRODUCTS
Breast Biopsy
SenoRx Breast Biopsy Console	Console for EnCor and EnCor 360 Biopsy Devices	2002
EnCor	Reusable Handpiece and Disposable Probe	2005(1)
EnCor 360(3)	Reusable Handpiece and Disposable Probe	2003(1)
VisiLoc	Obturator Compatible with EnCor MRI	2008
SenoSonix	EnCor Hardware Integration with ultrasound imaging	2008
SenoSonix Hand-Carry	EnCor hardware with hand-carry ultrasound component	2009
EnCor II	Next-generation EnCor with touch-screen	2010
Tissue Markers and Location Devices
Gel Mark	Applicator and Combination Metal/Bioresorbable Markers	2002
Gel Mark Ultra	Applicator and Combination Metal/Bioresorbable Markers	2004
Gel Mark UltraCor	Applicator and Combination Metal/Bioresorbable Markers	2004
SenoMark	Applicator and Combination Metal/Bioresorbable Markers	2006
Gel Mark UltraCor MRI	Applicator and Combination Metal/Bioresorbable Markers	2006(1)
Starch Mark	Metal/Bioresorbable Markers	2009
RFID tag location device	Radio frequency identification lesion location device and accompanying handheld reader	2010
Tissue Marker Line Extension	Applicator and Combination Metal/Bioresorbable Markers	2011
Gamma Ray Detection
Gamma Finder	Reusable Probe and Disposable Sleeve	2003
THERAPEUTIC/EXCISION PRODUCTS
Radiation Therapy
Contura MLB	Radiation Balloon	2008
Contura Shape Select MLB	Contura MLB that expands to multiple shapes	2009
CED Device	Radiation Balloon Introducer	2010
CavityMark	Next-Generation Radiation Therapy Product	2011
Excision and Reconstruction
SenoPulse RF Generator	Console for Excision/Reconstruction Devices	2011(2)
Single Step	Reusable Handpiece and Disposable Probe	2011(2)

________________

(1)	FDA 510(k) clearance received and product available prior to full commercial launch.

(2)	FDA 510(k) clearance received prior to full commercial launch. Initial preference testing may occur one year earlier.

(3)	Previously referred to by us and marketed as SenoCor 360.

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

•
Disposable Probes and Accessories. Our probes are sterile, single-use, vacuum-assisted disposables, which are used with our EnCor and EnCor 360 handpieces. They consist of a sharp stainless steel tissue cutter and needle, coupled with EnCor, a tissue sample collection chamber. The probe accessories also include additional tubing and a vacuum canister.

We offer probes in a variety of sizes, ranging from 7-gauge to 10-gauge, depending on user preference. The probe cutters and tips incorporate one or more of our proprietary tissue cutting technologies.

•	Tri-Concave Tip. A three-edged tip used on our EnCor probes, EnCor 360 probes and MRI insertion device, designed especially for facilitating easy placement into dense breast tissue.

•	360° Tissue Cutter. A hollow, cylindrical cutting edge used on our EnCor 360 probes, which automatically rotates and advances to generate large 360° contiguous samples.

•	Oscillating Cutters. Cone-shaped cutters used on our EnCor probes, which shear tissue in a manner similar to a scissors cut.

We also received clearance for and launched additional products that are used together or in conjunction with our EnCor system.

•	VisiLoc MRI Visible Obturator (2007). An MRI visible obturator that is used during an MRI-guided EnCor procedure, designed to facilitate biopsy probe placement under MRI guidance.

•	SenoSonix with EnCor (2007). An integration of our EnCor system with a state-of-the-art third-party ultrasound imaging systems.

•	SenoSonix with EnCor Handcarry (2009). SenoSonix with a portable hand-carry laptop ultrasound component.

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

SenoSonix with EnCor

In October 2007 we received 510(k) clearance from the FDA for SenoSonix with EnCor, an integration of our EnCor system with a state-of-the-art ultrasound imaging system developed by third-party. We received the right to affix CE Mark in the European Union for SenoSonix with EnCor in April of 2008 and patents are currently pending. We are marketing SenoSonix with EnCor primarily for physician in-office procedures, particularly in Europe, where we believe a greater percentage of biopsy procedures are done under ultrasound imaging guidance. SenoSonix with EnCor may be used with either our EnCor or EnCor 360 probes.  In April 2009, we introduced a new version of SenoSonix that incorporates “hand-carry” laptop ultrasound technology from a second third party ultrasound OEM source. This version of SenoSonix has increased ease of portability and is well suited for the target physician in-office market.

EnCor II

We are currently developing a next Generation EnCor System that contains all the functional capabilities of the current EnCor, but is integrated into a new ergonomic, modern design package that incorporates a PC-based, 15 inch Touch Screen Display. The display provides a new, large intuitive user’s interface for easy and flexible control of all features of the EnCor, EnCor360 and EnCor MRI platforms. The display feature also enables:

•	Interactive Help and Troubleshooting
•	Upgrades through USB Memory Sticks or Internet File Types: pdf, jpg, avi, wma
•	Integrated Operator IFU and (password protected) Hardware Service
•	MRI Quick Reference Guide and Grid Sheets
•	Training Videos including for stereotactic and MRI use.
•	Ease-of-integration with multiple PC based ultrasound imaging systems

We expect to commercially launch this product in the second half of 2010.

VisiLoc MRI Visible Obturator

We launched the VisiLoc MRI Visible Obturator in the United States in November 2007. VisiLoc is an MRI visible obturator that is used during an MRI-guided EnCor procedure and is designed to help facilitate biopsy probe placement under MRI guidance.

Gel Mark Ultra, SenoMark, StarchMark, and RFID Tag (Biopsy Site Tissue Markers)

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

We were first to commercialize markers visible not only under x-ray, but also ultrasound imaging. Gel Mark Ultra is designed to provide pellet-shaped, ultrasound-visible, bioresorbable tissue marker alternatives. Gel Mark UltraCor provides core needle users with an ultrasound-visible tissue marking alternative. SenoMark provides those users who prefer a pad-shape with an ultrasound-visible, bioresorbable tissue marker alternative. StarchMark provides polysaccharide (starch) pellets to help manage and control bleeding. Our UltraCor MRI may be an attractive alternative for clinicians interested in marking lesions under MRI guidance. We received FDA 510(k) clearance and began commercializing Gel Mark in 2002, Gel Mark Ultra and Gel Mark UltraCor in 2004, and SenoMark in 2006. We received FDA 510(k) clearance and conducted marketing preference testing of the Gel Mark UltraCor MRI in 2004, with full commercial launch occurring in the second half of 2006. We received FDA 510(k) clearance and conducted marketing preference testing of StarchMark in 2008, and in April 2009 commercially launched the product.

We submitted an application for FDA 510(k) clearance in the fourth quarter 2009 for a new radio frequency identification (RFID) localization system that allows placement of an RFID tag into a breast lesion preoperatively, typically by a radiologist, for subsequent intraoperative lesion localization and removal by a surgeon. We have not received clearance from the FDA on this product and cannot predict when such approval will ultimately be obtained, if at all. The system employs a needle/syringe-type applicator to percutaneously place the tag in conjunction with a RFID reader. This novel system eliminates the need for preoperative localization wire placement and eliminates the need for close schedule coordination between the radiologist and the surgeon as surgery can be scheduled up to 7 days post tag implantation instead of the same day. The system consists of an applicator, RFID tag, RFID reader, and sterile probe covers. The disposable applicator is used to insert the RFID tag into the breast at the site of a lesion to mark its location. Placement is conducted under ultrasound or x-ray guidance. The reader displays the distance between the tag and the reader and the tag location is also indicated by an audible sound whose pitch and volume is proportional to the “reader to tag” distance. The RFID tag is designed to prevent migration within the tissue after implantation by incorporating a wire winding with two projecting ends. The RFID reader is a reusable handheld device that has two probes with different detecting ranges; a loop probe that has a detecting range of 0-6cm, and a pencil probe attachment that has a detecting range of 0-3cm, to allow for closer localization in the surgical field. Two different covers are provided to maintain reader sterility during explantation. We are currently conducting market research on the suite of products and intend to commercially launch later in 2010.

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

Contura MLB Radiation Balloon

Current radiation therapy includes less invasive alternatives to whole breast radiation therapy, known as partial breast irradiation therapy, consisting of balloon brachytherapy, conformal radiotherapy and multi-catheter interstitial brachytherapy. We believe that balloon brachytherapy will be widely adopted over time due to its ease of use, low-cost and clinical effectiveness. In January 2008 we launched our Contura Multi-Lumen Radiation Balloon Catheter, or Contura MLB.

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

We received FDA 510(k) clearance for Contura MLB in May 2007, launched in January 2008 and received CE Mark in Europe in March 2009. We began selling Contura MLB in several select countries outside the United States in 2009 and plan to further expand distribution in 2010. Also in 2009, we began marketing Contura Shape Select MLB, a new larger version of Contura MLB with a novel proprietary design that provides clinicians with enhanced flexibility in appropriately fitting the lumpectomy cavity with one balloon catheter, which may be adjusted into different sizes. We anticipate developing and commercializing additional line extensions for this product over the next several years. Clinical investigators for Contura MLB have either presented, published or had accepted 33 articles or abstracts related to Contura MLB.

CavityMark

The cavity left after tumor resection post lumpectomy often makes 3D conformal radiation targeting of the margins difficult because it may be irregularly shaped, change with body movement and position and be radiographically indistinct. Also, cosmetically undesirable dimpling of the skin after healing commonly results from the surgery. The CavityMark is designed to address these issues by helping form the post lumpectomy cavity into a spherical shape and radiographically delineate a target for delivery of 3D conformal radiation therapy. Secondarily, the device helps to provide a scaffold for tissue growth and thereby minimize post lumpectomy skin dimpling. This product is currently in development and we have not yet filed for any regulatory clearances to market it.

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

Sales and Marketing

We focus our sales and marketing efforts on increasing awareness of our products among breast care specialists, including radiologists, surgeons and oncologists. We market and sell our products through a direct sales force in the United States. As of December 31, 2009, we employed a president and chief operating officer, a vice president of global marketing, and support staff of 69 direct sales employees, including 19 clinical specialists, nine brachytherapy specialists, six regional sales managers and 35 sales representatives.

In our selling process, we use clinical studies, cost-benefit data and case studies. To date, we have 39 clinical studies that have either been published or presented as abstracts at major medical meetings. Peer-to-peer selling is also a critical element of our strategy. We have developed popular training seminars, including a Continuing Medical Education-accredited course led by our internal personnel and by nationally-known breast cancer specialists  Drs. Nathalie Duchesne, Mark Gittleman, Phillip Israel, Terese Kaske, Frank Vicini, Doug Arthur, Dorin Todor, Phillipe Sebag, Rakesh Patel and Robin Wilson who present our clinical data and/or products from time to time. We hosted 73 seminars in 2009, educating and providing hands-on training to over 1,500 clinicians about our products. We initiated a Contura MLB long-term physician registry study with more than 80 patients enrolled at the end of 2009.

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

International sales have not historically accounted for a significant portion of total sales, but have been increasing incrementally in recent years. We do not have a direct sales force outside of the United States but rather contract with distributors for sales coverage in a number of countries worldwide. We have the authorization to affix the CE Mark to Gel Mark Ultra, Gel Mark UltraCor, and our EnCor system and to commercialize these devices in the European Economic Community, Hong Kong, Singapore, Taiwan, Mexico, South Korea, and Australia. In 2007, we partnered with local distributors who have breast imaging and/or interventional radiology franchises in Austria, Belgium, the United Kingdom, Hong Kong, Ireland, Luxembourg, The Netherlands, Singapore, Switzerland, and Taiwan to sell EnCor and our Gel Mark Ultra products in these ten countries. In 2008 we added distributors in Denmark, Finland, France, Germany, Iceland, Italy, Mexico, Norway, Portugal, Russia, South Korea, Spain and Sweden. In 2009 we added distributors in China, Egypt, Greece, Poland, Saudi Arabia, Thailand, Turkey and the United Arab Emirates. We are currently in negotiations with distributors for a number of additional countries in which our products are already approved and intend to further expand beyond these countries in 2010. Our International Distributors are managed by two sales managers who report to our President, and Chief Operating Officer.

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

Our vacuum assisted breast biopsy and tissue marker products compete with, among others, products sold by Johnson & Johnson, C.R. Bard and Hologic.  Contura MLB competes against well-established whole breast external beam radiation devices, as well as current and potential future manufacturers of balloon brachytherapy devices and image-guided targeted radiation beam therapy. We compete directly with the current industry leader, Hologic, as well as other companies that have minimally-invasive therapeutic devices in various stages of development. Short-term brachytherapy products from Cianna Medical and Xoft are also currently sold in the market. Our commercial success will depend on a general market shift from whole to partial breast irradiation and our ability to overcome Hologic’s current market leadership with its current balloon product. Furthermore, we compete against Hologic with their product bundling programs for digital mammography and stereotactic table platforms. Our excision products will compete with manufacturers of handheld surgical excision instrumentation and standard RF cutting devices.

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

We have one product and several components of other products that we obtain from sole-source suppliers. We rely on one vendor, World of Medicine, for our Gamma Finder product, one vendor, Faulhaber, for our biopsy handpiece motors, one vendor, NuSil Technology, for a coating used in our biopsy probes, one vendor, Advance Polymers, for material used in our Contura MLB and three vendors, UltraSonix, Teratech and Esaote, for the ultrasound technology used in SenoSonix with EnCor. We do not believe that we could replace these suppliers without significant effort and delay in production. Other products and components come from single suppliers, but alternate suppliers are easier to identify, though in many cases we have not yet qualified alternate suppliers. We do not carry a significant inventory of most components used in our products, with the exception of the gamma finder product. Most of our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, the components used in our devices.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS, or FDB, to determine our compliance with the QSRs and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We underwent an inspection of our facilities by the FDA in April 2005, which resulted in the issuance in July 2005 of a Warning Letter from the FDA related to, among other things, our failure to adequately validate manufacturing changes we undertook to prevent the tip of the Gel Mark Ultra biopsy site marker shearing off in the patient’s breast during surgery, which we had experienced. The letter required us to take prompt action to strengthen our Quality System and product engineering area. We responded to the FDA with a comprehensive corrective action plan in August 2005. In 2008, no incidents of tip sheer were reported to SenoRx.  In addition, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require us to take prompt action to strengthen our Quality System and result in increased expenses.  We have completed responding to the observations and are currently implementing a comprehensive corrective action plan to update our facilities and systems and intend to be in full compliance with QSRs.  If, upon reinspection, the FDA determines we have not properly addressed their concerns or they identify new violations, we can be subject to any of the following sanctions:

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

The primary regulatory environment in Europe is that of the European Economic Community, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Economic Community, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by our designated notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to Gel Mark Ultra, Gel Mark UltraCor, EnCor and Contura MLB and to commercialize these devices in the European Economic Community, Australia, Hong Kong, Mexico, Singapore, South Korea, Taiwan, and several other countries.  We have an active program to comply with the “WEE” directive should it be adopted in Europe and Asia in the next five years.

In 2007 we began partnering with local distributors who have breast imaging and/or interventional radiology franchises in countries outside North America.  Through these distributors, we are selling our EnCor and GelMark Ultra products in Austria, Belgium, Denmark, Finland, France, Germany, Hong Kong, Iceland, Ireland, Italy, Luxembourg, Mexico, The Netherlands, Norway, Portugal, Russia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.  In 2009 we added distributors in China, Egypt, Greece, Poland, Saudi Arabia, Thailand, Turkey and the United Arab Emirates.

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

Research and Development

As of December 31, 2009, we had 19 employees, as well as several key on-going consultants, in our research and development department, which is overseen by our chief technical officer. Historically, we developed and successfully brought to market diagnostic products, including our breast biopsy systems and our tissue markers and therapeutic products, such as Contura MLB. We continue to focus on developing additional diagnostic, therapeutic and excision products to further support our focus on serving the continuum of care in the breast care market. We are currently developing next generations of our current products as well as various radio-frequency based excision and reconstructive cutting devices, markers and new therapeutic devices.

Research and development expenses for 2009, 2008 and 2007 were $7.4 million, $6.1million and $6.4 million, respectively. We expect research and development efforts and expenses to increase in absolute dollar terms but decrease as a percentage of net revenues.

Patents and Proprietary Technology

We plan to pursue and maintain intellectual property protection in the United States, Europe, Japan, Canada and other countries such as China and Australia. As of December 31, 2009, we have 65 issued United States patents primarily covering devices relating to breast biopsy, including biopsy site marking devices, excision devices and balloon products, the earliest of which will expire in 2018 and the last of which will expire in 2026, 2 granted European patents which are validated in 14 countries, 3 Canadian patents, and 1 Japanese patent.

In addition, we have 95 pending United States patent applications, 8 pending PCT (international) patent applications, 29 pending European regional patent applications, 27 pending Canadian patent applications, 1 pending Japanese patent applications, 10 pending Australian patent applications, as well as pending patent applications in Brazil, China, Mexico, Russia, South Korea and Singapore. We believe we have a strong intellectual portfolio that has permitted us to make modifications to our products in response to competition without significant disruption to our operations.

We have several issued United States patents related either to the design or use of Contura MLB and additional United States patent applications and continuations are pending. In December 2008, we were granted a patent relating to Contura MLB’s asymmetrical radiation of a breast cavity with a balloon. During the development of Contura MLB, we appropriately considered the intellectual property landscape, including citing as appropriate in our own patent filings the Hologic/Proxima patents that are the subject matter of our litigation with Hologic.

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

Employees

As of December 31, 2009, we had 161 employees, including 81 employees in sales and marketing, 19 employees in research and development, 35 employees in manufacturing, 15 employees in clinical, regulatory and quality assurance and 11 employees in general and administrative. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our employee relations are good.

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

You may also find on our website at http://www.senorx.com/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our charter for our Nominating and Corporate Governance, Audit and Compensation Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics, to any of our officers and directors, we will publish it on our website.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited history of operations and a history of net losses, therefore, we may not be able to generate significant revenues or profitability.

We have a limited history of operations upon which you can evaluate our business.  We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008.  We incurred net losses of $2.9 million in 2009, $8.7 million in 2008, $9.9 million in 2007 and, as of December 31, 2009, had an accumulated deficit of approximately $87.1 million.  In order for us to become increasingly profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

We may be subject to costly claims of infringement or misappropriation of the intellectual property rights of others, which could impact our business and harm our operations.

Our industry has been characterized by frequent demands for licenses and litigation. Our competitors, potential competitors or other patent holders may, in the future, assert that our products and the methods we employ are covered by their patents or misappropriate their intellectual property. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There also could be existing patents that one or more components of our systems may inadvertently infringe. Although we may seek to settle any future claims, we may not be able to do so on reasonable terms, or at all. If we lose a claim against us, we may be ordered to pay substantial damages, including compensatory damages, which may be trebled in certain circumstances, plus prejudgment interest. We also could be enjoined, temporarily, preliminarily or permanently, from making, using, selling, offering to sell or importing our products or technologies essential to our products, which could significantly harm our business and operating performance.   On February 26, 2010, Hologic filed a notice of its appeal in the matter and the outcome of any such appeal process is unknown.  If we lose this appeal, we may be completely prevented from selling Contura MLB and as a result, our future prospects will be significantly harmed. Moreover, any such appeal would be costly to defend and also be a significant distraction to management.

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

If we are able to overcome these challenges, we may nevertheless be unable to convince potential customers that the Contura MLB represents a compelling alternative to competing products. Short-term brachytherapy products from Cianna Medical and Xoft began to be commercialized in 2008 and we have recently seen competitors discount their brachytherapy products in the market, which may cause our products to be less competitive or require us to also reduce pricing in the future. Our commercial success will also depend on a general market shift from whole to partial breast irradiation. If we are unable to obtain a significant share of the brachytherapy market for the reasons listed above, or that competing products are more compelling and achieve better acceptance by the market, our long-term commercialization experience with the Contura MLB could be significantly below expectations or not achieved at all, which would have a material adverse effect on our future financial performance. Additionally, the adoption of conformal radiotherapy may grow at a faster rate than the overall market for partial breast irradiation therapies, and as a result, could impact the speed of adoption of balloon brachytherapy devices, including Contura MLB.

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

Breast biopsy procedures and markers are typically reimbursed by third-party payors, including Medicare, Medicaid and private healthcare insurance companies. These payors may adversely change their coverage amounts and reimbursement policies. Reimbursement may be impacted by the general national health care reform initiatives or otherwise by various branches of the federal government. In addition, the Federal Deficit Reduction Act of 2006 may in the future affect future reimbursement rates for our vacuum- assisted biopsy products and Contura MLB products. We cannot assure you that the current scope of coverage or levels of reimbursement will continue to be available or that coverage of, or reimbursement for, our products will be available at all. If physicians, hospitals and other providers are unable to obtain adequate reimbursement for our current products or future products, or for the procedures in which such products are used, they may be less likely to purchase the products, which could have a material adverse impact on our market share. For example, in 2009, there was an increase in reimbursement rates to non hospital based Radiation Oncology centers for multiple-dwell radiation balloon catheter procedures, which includes Contura MLB, relative to single catheter procedures, but a decrease for non hospital based Radiology Oncology centers in rates relative to whole breast radiation therapy.

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

We believe our future success will depend upon our ability to attract and retain employees, including members of management, engineers and other highly skilled personnel. Our employees may terminate their employment with us at any time. Hiring qualified personnel may be difficult due to the limited number of qualified professionals and the fact that competition for these types of employees is intense. If we fail to attract and retain key personnel, we may not be able to execute our business plan. For example, we recently appointed Mr. John Buhler as our Chief Executive Officer. With his new responsibilities, Mr. Buhler will have less time to devote to managing the sales organization and as a result, we will need to hire a new Vice President of Sales or similar position. We may need to internally promote candidates or otherwise recruit and hire from the outside, which may take significant time and become a distraction for the sales team and its sales effort and could have a material adverse impact on our results of operations.

Our business strategy is heavily focused on integrated breast centers and other large institutions.

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues.  For example, Kaiser Permanente is our largest customer, in the years ended December 31, 2009 and 2008, represented approximately 4.7% and 4.9%, respectively, of our total revenues.  We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products.  The loss of any of these customers could have a material adverse impact on our results of operations.

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

While there have been trends in recent years that favor increased screening, diagnosis and treatment of breast cancer, these trends may not continue. The incidence of breast cancer in the United States appears to have fallen from its highest level over the last few years. Additionally, while the number of breast biopsies performed annually has increased significantly since 1997 when the American Cancer Society updated its guidelines for breast cancer screening, recommending that women should begin annual screening at age 40 rather than the previously recommended age 50, new guidance could be published that could support a reversal of this trend. For example, recently an independent panel of experts appointed by the federal Department of Health and Human Services recommended a return to screening starting at age 50. The American Cancer Society has stated that it does not currently plan to revise its guidelines, but this does not preclude the possibility of future revisions to the guideline.  In addition, some studies conclude that annual breast cancer screening by mammography for women under age 50 may be more harmful, due to increased radiation exposure, than beneficial. These factors, in addition to possible future innovations in screening technologies or in breast cancer treatment options, could result in a decline in breast biopsy procedures and radiation therapy, which could reduce our overall market.

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

For the year ended December 31, 2009, we derived approximately 90.2% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

We have one product and several components of other products that we obtain from sole suppliers. We rely on one vendor for our Gamma Finder product, one vendor for our biopsy handpiece motors, one vendor for a coating used in our biopsy probes, one vendor for material used in our Contura MLB and three vendors for the ultrasound technology used in SenoSonix with EnCor. Other products and components come from single suppliers, but alternate suppliers are easier to identify. However, in many of these cases we have not yet qualified alternate suppliers and rely upon purchase orders, rather than longer-term supply agreements. We also do not carry a significant inventory of most components used in our products and generally could not replace our suppliers without significant effort and delay in production. In addition, switching components may require product redesign and new regulatory clearances by the FDA, either of which could significantly delay or prevent production and involve substantial costs.

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

Although we manufacture certain components and assemble some of our products at our corporate headquarters in Irvine, California, we rely on third parties to manufacture most of the components of our products. Since the end of 2005, we have transferred, and continue to transfer, a significant portion of our manufacturing and product assembly operations to a third party contract manufacturer in Thailand. Because of the distance between California and Thailand, we may have difficulty adequately supervising and supporting its operations. There are several risks inherent in relying on third-party manufacturers, including:

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

We recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including the Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require us to take prompt action to strengthen our Quality System.  We have completed a comprehensive corrective action plan that has been presented to the FDA outlining the steps and timing for coming into compliance with Quality System regulations.  FDA may determine we have failed to adequately or timely implement or complete the corrective action plan.  Such a determination could lead to the FDA promptly commencing an enforcement action against us without warning, which may include the following sanctions:

•	injunctions, fines, other civil penalties or issuance of a Warning Letter;

•	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

•	suspension or withdrawal of our FDA clearances or approvals;

•	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

•	product recalls, product seizures or criminal prosecution of our company, our officers or our employees.

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

All shares of our common stock that were outstanding before the IPO are eligible for resale, subject to compliance with Rule 144 under the Securities Act. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decline.

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

On March 5, 2008, we entered into a Lease Agreement with The Irvine Company LLC for the lease of approximately 41,402 square feet space at 3 Morgan, Irvine, California. The term of the lease commenced on November 1, 2008 and will expire on January 31, 2014. The lease provided for a period of rent-free early occupancy before the commencement date. We believe the facility is adequate for our current and future needs for at least the next 12 months and has the capacity to accommodate additional headcount and manufacturing that we may need over this period of time.

ITEM 3.	LEGAL PROCEEDINGS

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic's request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic's unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, we jointly requested with Hologic that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing and a hearing on our motion for summary judgment of invalidity of certain claims was held and a ruling was issued on February 18, 2009. In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions seeking partial summary judgment:  Hologic filed a motion seeking partial summary judgment of infringement for certain claims, and we filed motions seeking partial summary judgment that certain claims were not infringed and that certain claims were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court issued an order on October 30, 2009 ruling that one of the asserted claims of U.S. Patent No. 6,482,142 was invalid, and that physicians using the Contura MLB infringed the other asserted claim of the '142 patent.  The Court further ruled that one asserted claim of U.S. Patent No. 6,413,204 and all asserted claims of U.S. Patent No. 5,913,813 were not infringed.  The remaining claims in the case were tried by a jury between December 2, 2009 and December 16, 2009.  On December 17, 2009, the jury returned a verdict ruling in our favor on all counts remaining in the case.  In particular, the jury found that we did not infringe the '204 patent, and that the remaining claims of the '204 patent and '142 patent were invalid for reasons of anticipation and obviousness.  The Court issued a final judgment in the case on February 24, 2010.  Accordingly, following the result of the jury trial, the Contura MLB does not infringe any valid claim of any of the Hologic patents that were the subject matter of the litigation. On February 26, 2010, Hologic filed a notice of its appeal of the Court's final judgment and other adverse orders, opinions, and rulings relating to the final judgment, claim construction and the summary judgment order.  No further dates have been scheduled at this juncture.  We believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of December 31, 2009.  We intend to continue to vigorously defend ourselves in this matter.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock has traded on the NASDAQ Global Market under the symbol “SENO” since our initial public offering on March 29, 2007. Prior to that time, there was no public market for our stock. On February 26, 2010, the closing sale price of our common stock was $7.19 per share.

Common Stockholders

As of February 28, 2010 there were approximately 80 stockholders of record of our common stock.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated periods.

2009:	High	Low
Fourth Quarter	$8.10	$3.85
Third Quarter	$5.40	$3.28
Second Quarter	$3.71	$2.90
First Quarter	$3.50	$2.40
2008:
Fourth Quarter	$5.00	$2.14
Third Quarter	$7.80	$4.66
Second Quarter	$7.75	$5.45
First Quarter	$9.06	$6.08

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in our business.

Sale of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Purchase of Equity Securities

We did not purchase any equity securities during the period covered by this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period beginning on March 29, 2007, our first day of trading after our initial public offering, and ending on December 31, 2009.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
3/07
12/07
12/08
12/09
SenoRx Inc
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 3/29/07 in stock or 2/28/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

_____________________________
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

Annual Percentage Return

	March 29, 2007	December 31, 2007	December 31, 2008	December 31, 2009
SenoRx, Inc	100.00	105.13	28.61	98.97
NASDAQ Composite	100.00	108.27	63.99	92.43
NASDAQ Medical Equipment	100.00	123.75	68.74	95.04

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2009, 2008, and 2007and balance sheet data as of December 31, 2009 and 2008 from our audited financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 from our audited financial statements that do not appear in this annual report.

You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.  The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$55,577	$46,685	$35,036	$25,508	$19,253
Cost of goods sold (1)	16,366	16,503	15,124	13,506	10,105

Gross profit	39,211	30,181	19,912	12,002	9,148

Operating expenses:
Selling and marketing (1)	23,880	23,117	19,023	15,041	10,148
Research and development (1)	7,361	6,111	6,354	5,323	4,903
General and administrative (1)(3)	10,687	10,094	4,187	2,050	2,116

Total operating expenses	41,928	39,322	29,564	22,414	17,167

Loss from operations	(2,717)	(9,141)	(9,652)	(10,412)	(8,019)
Interest (income) expense, net	171	(435)	7	850	594
Loss on debt extinguishment	—	—	1,265	197	—
Change in fair value of convertible promissory notes	—	—	(991)	3,960	—

Loss before provision for income taxes	(2,888)	(8,706)	(9,933)	(15,419)	(8,613)
Provision for income taxes	—	—	—	—	10

Net loss	$(2,888)	$(8,706)	$(9,933)	$(15,419)	$(8,613)

Net loss per share—basic and diluted	$(0.17)	$(0.50)	$(0.75)	$(6.61)	$(4.19)

Weighted-average shares outstanding basic and diluted (2)	17,381	17,250	13,309	2,332	2,060

(1)
Includes all non-cash stock-based compensation expense as follows:
Cost of goods sold	$139	$95	$110	$52	$34
Selling and marketing	785	863	589	409	438
Research and development	542	449	509	395	286
General and administrative	832	865	883	220	563

Total	$2,298	$2,272	$2,091	$1,076	$1,321

(2)	See Note 1 of the notes to our audited financial statements included elsewhere in this annual report for an explanation of the determination of the number of shares used in computing per share data.
(3)	Includes patent litigation expense of $5.5 million and $4.9 million in 2009 and 2008, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,297	$15,323	$17,185	$7,413	$482
Working capital	27,006	28,008	32,894	7,386	2,308
Total assets	37,237	35,417	42,062	19,981	8,163
Long term obligations, less current portion	1,125	1,632	27	12,125	2,741
Convertible promissory notes (at fair value)	—	—	—	11,960	—
Convertible preferred stock	—	—	—	46,817	46,817
Total stockholders’ equity (deficit)	27,957	28,299	34,363	(13,582)	658

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell minimally-invasive medical devices that are used in the diagnosis and treatment of breast cancer. We were incorporated in 1998. From our inception until 2002, our principal activity was the development and regulatory clearance of our initial products, primarily our biopsy tissue markers and our first breast biopsy system, the EnCor 360. We launched our first biopsy tissue markers in 2002 and our EnCor 360 in 2003. The EnCor 360 hardware subsequently served as a platform to facilitate the later launch of the EnCor probes, handpieces and other probes, which are compatible with the major imaging modalities.

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

For the year ended December 31, 2009, we generated net revenues of $55.6 million and a net loss of $2.9 million. As of December 31, 2009, our accumulated deficit was $87.1 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, Contura MLB and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable products will continue to grow in 2010.  Sales of biopsy capital equipment and sales of our adjunct products, such as our tissue markers and Gamma Finder, have begun to show signs of recovery as a result of the improvement in the general economic environment and we expect additional growth in the coming quarters. We have experienced significant revenue growth for Contura MLB since its commercial launch in January 2008. We anticipate that Contura MLB will continue to provide revenue increases quarter over quarter in the coming quarters, however, at a lower percentage growth rate than in 2009. We believe that overall placements of EnCor systems will continue to increase in 2010.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold as a percentage of revenues will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase, though at a slower rate, in 2010 due to design and production process improvements, changes in product mix, the manufacturing efficiencies that we expect to see with increased production and the continued successful transfer of manufacturing of certain products and product components to our Thailand contract manufacturer.

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

Our research and development expenses consist of salaries and related expenses of our research and development personnel and consultants and costs of product development, which include patent filing and maintenance costs, production engineering, clinical and regulatory support and post-clearance clinical product enhancements. We expense all our research and development costs as they are incurred. We expect research and development expenses to increase in absolute terms and as a percent of revenues in 2010 as we continue to develop, enhance, obtain clinical results and commercialize existing and new products.

In addition, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require us to take prompt action to strengthen our Quality System and will result in increased expenses.

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to decrease in absolute dollars as a result of the completion of the trial relating to the Hologic patent infringement lawsuit.  In 2009 and 2008, we incurred $5.5 million and $4.9 million, respectively, in patent litigation expenses related to alleged patent infringement by Hologic.  On December 18, 2009 a jury delivered a verdict in our favor. On February 26, 2010, Hologic filed a notice of its appeal in the matter  As a result, we believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of December 31, 2009. We expect to incur stock-based compensation expense for option grants and RSU’s.  We expect these expenses to remain essentially flat with 2009 levels. We also expect to incur stock-based compensation expense related to the issuance of common stock under our employee stock purchase plan.

Interest

Interest income represents income generated from our cash and cash equivalents and short-term investments that are invested generally in liquid money-market funds and commercial paper. During 2009, we had a term loan with Silicon Valley Bank or SVB, resulting in interest expense. Interest expense also includes the fair value for any equity interests, such as warrants, granted in conjunction with the debt obligations. The fair value of the equity interests were amortized to interest expense over the term of the related debt obligations. Interest expense has decreased due to the retirement of certain debt obligations in 2007 and early 2008 and lower available interest rates.

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	29.4	35.4	43.2
Gross profit	70.6	64.6	56.8
Operating expenses:
Selling and marketing	43.0	49.5	54.3
Research and development	13.2	13.1	18.1
General and administrative	19.2	21.6	12.0
Total operating expenses	75.4	84.2	84.4

Loss from operations	4.9	19.6	27.5
Interest expense	0.4	0.2	4.7
Loss on debt extinguishment	—	—	3.6
Change in fair value of convertible promissory notes and warrant liability	—	—	(2.8)
Interest income	—	(1.1)	(4.7)
Provision for income taxes	—	—	—
Net loss	(5.2)%	(18.6)%	(28.4)%

Year ended December 31, 2009 Compared to year Ended December 31, 2008

Net Revenues. Net revenues increased $8.9 million, or 19.0%, to $55.6 million in 2009 from $46.7 million in 2008. Therapeutic disposable revenues increased $6.4 million, or 123.0%, resulting from increased adoption of our Contura MLB.  We began sales of the Contura MLB to a limited number of clinical sites in June 2007 following the May 2007 FDA 510(k) clearance, with full commercialization in January 2008.  Biopsy disposable revenues increased $2.9 million or 13.9% from 2008 due to a larger installed base of EnCor systems.  Total disposable product sales, which includes Contura MLB and EnCor probes, increased 22.7% to $50.0 million or 90.0% of net revenues in 2009 from $40.7 million or 87.3% of net revenues for the same period a year ago.  These increases were off set by a decrease in biopsy capital revenues of $287,000, or 6.1%, and a decrease of diagnostic adjunct revenues of $118,000, or 0.7%. We believe that the decreases in biopsy capital and Gamma Finder sales were a result of the global recession, tight credit markets and currency fluctuations negatively impacting our global capital equipment sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold decreased $138,000, or 0.8%, to $16.4 million in 2009 from $16.5 million in 2008. The decrease in total cost of goods sold primarily consisted of a decrease in direct labor, manufacturing overhead and material costs associated with our increase in product sales, which was partially offset by an increase of $925,000 in the provision for inventory obsolescence. Gross profit increased $9.0 million, or 29.9% to $39.2 million for 2009 from $30.2 million or 64.6% for 2008. Gross margins continue to benefit from improved efficiencies in the production of our disposable biopsy probe and leverage from the allocation of fixed manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses increased $763,000, or 3.3%, to $23.9 million in 2009 from $23.1 million in 2008. The increase primarily consisted of $602,000 in salaries and related employee costs due to the modest increases to our sales organization, a $349,000 increase in selling and promotional related expenses and a $64,000 increase in professional services, which were partially offset by a $174,000 decrease in departmental related costs and a $78,000 decrease in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $1.2 million, or 20.4%, to $7.4 in 2009 from $6.1 million in 2008. The increase in these expenses consisted primarily of $401,000 in salaries and the related employee costs, an increase of $362,000 for new product development and support of existing product lines, an increase of $197,000 in departmental related costs, an increase of  $195,000 for patent related professional fees and an increase of $94,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

General and Administrative Expenses. General and administrative expenses increased $594,000, or 5.9%, to $10.7 million in 2009 from $10.1 million in 2008.  The increase primarily consisted of an increase of $593,000 to $5.5million in attorney and related litigation costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB, an increase of $130,000 in salaries and the related employee costs, an increase of $101,000 for state franchise taxes and an increase of $36,000 for departmental costs. These increases were partially offset by a decrease of $143,000 for professional services, including general legal fees and a decrease of $92,000 for public company related costs, including legal, SOX and financial reporting expenses and a decrease of $33,000 in equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Interest Expense. Interest expense increased $113,000 to $198,000 in 2009 from $85,000 in 2008. The increase is primarily due to the $2.0 million advance in November 2008 from our term loan with SVB.

Interest Income. Interest income decreased $493,000 to $27,000 in 2009 from $520,000 in 2008 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on patent litigation.

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

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of December 31, 2009, we had an accumulated deficit of $87.1 million.  From inception through December 31, 2009, we generated cumulative gross profit from the sale of our product offerings of $126.1 million.  To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock, debt issuances and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of promissory notes totaled $8.0 million. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire a December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay a February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical. In September 2008 we amended our existing loan agreement with SVB to, among other items, increase the total maximum amount available for borrowing from $4.0 million to $12.0 million. As of December 31, 2009, $2.0 million has been drawn down under this facility, of which $1.6 million is outstanding, and $8.1 million was available based on the borrowing formula for the facility.

We believe that our cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Net Cash Provided By Operating Activities—Year Ended 2009

Net cash provided by operating activities was $3.8 million, for the year ended December 31, 2009, which was primarily a function of an increase in accounts payable and accrued expenses of $2.3 million, a decrease in inventory of $944,000, and an increase in deferred revenue of $282,000.  These sources of cash were partially offset by an increase in accounts receivable of $1.6 million and an increase in other assets of $110,000.  The $2.3 million increase in accounts payable and accrued expenses was primarily due to the timing of payment obligations, the $944,000 decrease in inventory was due to a focus on cost containment measures and the $282,000 increase in deferred revenue resulted from a higher number of equipment service contracts.  The increase in accounts receivable was primarily due to an increase in net sales and an increase in sales outside the United States, which include extended payment terms for initial stocking orders. While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will continue to modestly increase.

Net Cash Used in Investing Activities—Year Ended 2009

Net cash used in investing activities amounted to $616,000 during the year ended December 31, 2009, was primarily attributable to the purchase of new manufacturing molds and demonstration units.

Net Cash Used in Financing Activities—Year Ended 2009

Net cash used in financing activities was $199,000 during the year ended December 31, 2009, which was primarily attributable to the scheduled repayments of $375,000 on our term loan with SVB, $50,000 cash payment for the annual renewal of the SVB working capital facility, $57,000 payment of payroll taxes for the net share settlement of equity awards, $11,000 repayment of capital leases and the repayment of a $10,000 equipment loan. These uses of cash were offset by $305,000 related to the proceeds from the issuance of common stock from option exercises and purchases of stock pursuant to our Employee Stock Purchase Plan.

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

Net Cash Provided by Financing Activities—Year Ended 2008

Net cash provided by financing activities was $242,000 during the year ended December 31, 2008, primarily attributable to $2.0 million advance on our term loan and $370,000 related to the proceeds from the issuance of common stock from option exercises and ESPP stock purchases. These proceeds were partially offset by the repayment of $2.0 million for the Century Medical notes and $30,000 cash paid for the annual renewal of the SVB working capital facility

Net Cash Used in Operating Activities—Year Ended 2007

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

Accounts Receivable

Our accounts receivable days outstanding were 52 days at December 31, 2009, 51 days at December 31, 2008 and 47 days at December 31, 2007. Our products are typically sold for terms net 30 days from shipment. We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. Our account analysis includes reviewing the customer’s historical payment history, the amount and number of days an account is outside of payment terms, the magnitude of the account balance, historical order patterns and any specific knowledge about the customer’s financial condition. Our allowance for doubtful accounts as a percentage of gross receivables was 2.4%, 2.7% and 2.0% at December 31, 2009, 2008 and 2007, respectively. Our reserve requirements are based on our review of every account and we place particular emphasis on each customer account with an account receivable balance more than 90 days old and on that customer’s specific payment history and other financial information. As our revenues increase, we anticipate our days sales outstanding will fluctuate moderately.

Contractual Obligations

The following summarizes our long-term contractual obligations at December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,625,000	$500,000	$1,000,000	$125,000	$—
Capital lease obligations	1,054	1,054	—	—	—
Operating lease obligations	2,419,529	555,612	1,185,746	678,171	—
Total	$4,045,583	$1,056,666	$2,185,746	$803,171	$—

The operating leases shown above reflect payments related to our real estate lease in Irvine, California, which expires in January 2014 and will amount to $3.0 million over the 63 month duration of the lease, which commenced in November 2008.

Working Capital Facility with Silicon Valley Bank. We have a working capital facility with SVB that, as a result of amendments to this facility in February 2007 and September 2008, has an aggregate limit of $12.0 million.  In connection with the September 2008 amendment, we also entered into an Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, which helped increase the total maximum amount available for borrowing under the facility, which is now $12.0 million. Previously, our credit facility with SVB provided for a maximum borrowing amount of $4.0 million.

Revolving Line. The SVB facility provides for a domestic receivables-based revolving line of credit in an aggregate amount of up to $10.0 million, or, if less, the sum of 80% of eligible domestic accounts receivable plus 25% of eligible domestic inventory, coupled with a foreign receivables-based revolving line of credit, guaranteed by Export-Import Bank of the United States, in an aggregate amount of up to $2.5 million, or if less, the sum of 90% of eligible foreign accounts receivable plus 50% of eligible export-related inventory. No more than $10.0 million, in the aggregate, will be available for combined draw-downs under these two revolving lines of credit, a maturity date of September 2010 and bears interest at an annual rate equal to the prime rate plus 0.25% (4.25% at December 31, 2009), provided that the annual rate will increase to prime rate plus 1.00% if a financial ratio relating to our liquidity falls below a specified level. Interest is due monthly, with the balance due at the maturity date. The domestic portion of revolving line is subject to a $1.0 million sublimit available for cash management services provided by SVB, including the issuance of short-term letters of credit and foreign exchange contracts. At December 31, 2009, there was $8.1 million available to borrow on the revolving line.

Term Loan. The SVB facility also provides for a term loan in an aggregate amount of up to $2.0 million, with a maturity date of March 2013, provided that if the revolving line is not renewed at its maturity date, all amounts outstanding under the term loan will become due at such time. The term loan bears interest at an annual rate equal to the prime rate plus 0.75% (4.75% at December 31, 2009), provided that the annual rate applicable to the term loan increases to an annual rate equal to the prime rate plus 1.50% if a financial ratio relating to our liquidity falls below a specified level. A single advance is permitted and was drawn down in November 2008.  Monthly payments of interest only on the amount outstanding were due through March 2009, followed by forty-eight (48) consecutive monthly installments of amortized principal and interest through the maturity date. A principal amount of $1.6 million was outstanding at December 31, 2009.

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

Income Taxes

Realization of our deferred tax assets is dependent upon the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of December 31, 2009, 2008 and 2007 to reflect these uncertainties.

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $65.2 million and $45.9 million, respectively, and $1.8 million in federal tax credit carryforwards and $2.2 million in state tax credit carryforwards. The federal net operating loss carryforwards and tax credit carryforwards will begin to expire in 2018. The state net operating loss carryforwards began to expire in 2009.  The state tax credit carryforwards do not expire. The utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. This annual limitation may result in the expiration of net operating loss and tax credit carryforwards before we are able to utilize them. As of December 31, 2009 the Company conducted an analysis with regard to its ownership and concluded an ownership change had not occurred.

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

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with ASC No. 605-25 (formerly, EITF Issue No. 00-21), “Revenue Arrangements with Multiple Deliverables.” When more than one element, such as hardware and disposables, are contained in a single arrangement, revenues are allocated between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

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

Deferred Revenue
We also account for a customer’s advance payment on product purchases and service contracts as deferred revenue. As product is purchased or the service contract period matures, the applicable sales value is recognized as revenue.

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718 (formerly SFAS No. 123R), which requires that all stock-based compensation to employees, including grants of employee stock options, be expensed in our financial statements based on their respective grant date fair values. Under ASC 718, we estimate the fair value of each stock-based payment award using the Black-Scholes option pricing model.

The determination of the fair value of stock-based payment awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We did not have a history of market prices of our common stock as we were not a public company until our April 2007 initial public offering, and as such, we estimate volatility in accordance with ASC 718, (formerly SAB No. 107) using historical volatilities of other publicly traded companies in our industry. The expected life of the awards is based on the simplified method as defined in ASC 718. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of not paying any dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense in our financial statements based on awards that are ultimately expected to vest.

A summary of significant assumptions used in determining the fair value of the options is as follows:

	Year Ended December 31,
	2009	2008	2007
Expected life (years)	4.5 - 4.75	4.5 - 4.75	4.75 - 6.25
Risk-free interest rate	1.97% - 2.30%	1.62% - 3.26%	3.49% - 4.69%
Volatility	46% - 47%	45% - 48%	42% - 48%
Dividend yield	0%	0%	0%
Forfeiture rate	2.5%	2.5%	2.5%

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 requires companies to disclose transfers between Level 1 and Level 2 within the fair value hierarchy and describe the reasons for the transfers.  In addition, in the reconciliation of assets and liabilities in Level 3 of the fair value hierarchy, companies are required to present sales, purchases, issuances and settlements on a gross rather than net basis.  ASU No. 2010-06 also clarifies that companies should provide fair value measurement disclosures for each class of assets and liabilities and that companies should disclose the inputs and valuation techniques used to measure assets and liabilities that fall either in Level 2 or Level 3.  ASU No. 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the new Level 3 reconciliation disclosures, which will be effective for interim and annual periods beginning after December 15, 2010.  This update is not expected to have a material impact on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective, as we will not elect retrospective adoption. However, this update may impact how we reflect multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of December 31, 2009, included liquid money market accounts. Due to the liquid nature of our cash and cash equivalents, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, together with the reports of our independent registered public accounting firm, are included under Part IV, Item 14 of this report.

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

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issue by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SenoRx, Inc.
Irvine, California

We have audited the internal control over financial reporting of SenoRx, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 10, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year (the “2010 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

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
Irvine, California

We have audited the accompanying balance sheets of SenoRx, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of SenoRx, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Costa Mesa, California March 10, 2010

SENORX, INC.
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,297,413	$15,323,143
Accounts receivable, net of allowance for doubtful accounts of $241,443, and $225,793, respectively	9,761,488	8,179,099
Inventory	6,315,988	9,433,184
Prepaid expenses and deposits	513,883	386,594
Total current assets	34,888,772	33,322,020
Property and equipment, net	1,100,691	1,554,201
Other assets, net of accumulated depreciation of $327,548, and $259,469, respectively	1,247,049	540,344
Total assets	$37,236,512	$35,416,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229,858	$2,039,280
Accrued expenses, including accrued employee compensation of $1,872,096 and $1,598,338, respectively	3,585,090	2,498,911
Deferred revenue	566,839	385,600
Current portion of long-term debt	501,180	390,246
Total current liabilities	7,882,967	5,314,037
Long-term debt—less current portion	1,125,000	1,632,410
Deferred revenue—less current portion	272,027	171,465
Total long-term liabilities	1,397,027	1,803,875
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,504,436 (2009) and 17,327,191 (2008) issued and outstanding	17,504	17,327
Additional paid-in capital	115,002,745	112,456,924
Accumulated deficit	(87,063,731)	(84,175,598)
Total stockholders’ equity	27,956,518	28,298,653
TOTAL	$37,236,512	$35,416,565

See accompanying notes to financial statements.

SENORX, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Net revenues	$55,577,299	$46,684,588	$35,035,836
Cost of goods sold	16,365,970	16,503,327	15,123,897
Gross profit	39,211,329	30,181,261	19,911,939
Operating expenses:
Selling and marketing	23,880,060	23,117,137	19,022,994
Research and development	7,360,859	6,111,225	6,353,430
General and administrative	10,687,429	10,093,882	4,187,133
Total operating expenses	41,928,348	39,322,244	29,563,557
Loss from operations	(2,717,019)	(9,140,983	(9,651,618)
Interest expense	198,096	85,196	1,646,670
Loss on debt extinguishment	—	—	1,264,777
Change in fair value of convertible promissory notes and warrant liability	—	—	(990,875)
Interest income	(26,982)	(520,053)	(1,639,194)
Loss before provisions for income taxes	(2,888,133)	(8,706,126	(9,932,996)
Provisions for income taxes	—	—	—
Net loss	$(2,888,133)	$(8,706,126)	$(9,932,996)
Net loss per share-basic and diluted	$(0.17)	$(0.50)	$(0.75)
Weighted average shares outstanding-basic and diluted	17,381,106	17,249,569	13,308,790

See accompanying notes to financial statements.

SENORX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)
Balance as of December 31, 2006	3,000,000	3,000,000	3,523,040	8,807,600	17,861,899	35,009,323	2,371,002	2,371	5,262,394	(126,658)	(65,536,476)	(13,581,446)
Proceeds from initial public offering, net of offering costs of $2,266,158							6,325,000	6,325	44,785,517			44,791,842
Proceeds from exercise of common stock options and warrants							112,116	112	758,986			759,098
Proceeds from purchase of shares under the employee stock purchase plan							34,708	34	235,980			236,014
Amortization of deferred compensation										126,658		126,658
Stock-based compensation									1,818,206			1,818,206
Employee stock purchase plan compensation									145,966			145,966
Conversion of promissory note									9,998,750			10,000,000
Conversion of preferred stock	(3,000,000)	(3,000,000)	(3,523,040)	(8,807,600)	(17,861,899)	(35,009,323)	7,109,570	7,110	46,809,813			—
Net loss											(9,932,996)	(9,932,996)
Balance as of December 31, 2007	—	—	—	—	—	—	17,202,395	17,202	109,815,612	—	(75,469,472)	34,363,342
Proceeds from exercise of common stock options							35,969	36	49,964			50,000
Proceeds from purchase of shares under the employee stock purchase plan							88,827	89	319,758			319,847
Stock-based compensation									2,135,938			2,135,938
Employee stock purchase plan compensation									135,652			135,652
Net loss											(8,706,126)	(8,706,126)
Balance as of December 31, 2008	—	$—	—	$—	—	$—	17,327,191	$17,327	$112,456,924	$—	$(84,175,598)	$28,298,653
Proceeds from exercise of common stock options							64,170	64	44,876			44,940
Proceeds from purchase of shares under the employee stock purchase plan							113,075	113	259,822			259,935
Stock-based compensation									2,189,295			2,189,295
Net share settlement of equity awards									(57,224)			(57,224)
Employee stock purchase plan compensation									109,052			109,052
Net loss											(2,888,133)	(2,888,133)
Balance as of December 31, 2009	—	$—	—	$—	—	$—	17,504,436	$17,504	$115,002,745	$—	$(87,063,731)	$27,956,518

See accompanying notes to financial statements.

SENORX, INC.
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,888,133)	$(8,706,126)	$(9,932,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539,404	1,564,258	1,400,195
Stock-based compensation	2,298,347	2,271,590	2,090,831
Loss on fixed asset abandonment	12,273	32,692	37,430
Provision for doubtful accounts	51,254	124,387	—
Provision for inventory obsolescence	925,272	193,992	45,205
Amortization of debt discounts	—	—	361,695
Loss on debt extinguishment	—	—	1,264,777
Change in fair value of convertible promissory notes and warrant liability	—	—	(990,875)
Changes in operating assets and liabilities:
Accounts receivable	(1,633,643)	(2,882,302)	(1,179,877)
Inventory	943,625	(3,937,211)	(2,731,525)
Prepaid expenses and deposits	(127,289)	157,682	(323,617)
Other assets	109,780	(225,213)	384,196
Accounts payable	1,190,578	(549,899)	(1,545,224)
Accrued expenses	1,086,179	(10,542)	797,377
Deferred revenue	281,801	68,027	57,838
Net cash provided by (used in) operating activities	3,789,448	(11,898,665)	(10,264,570)

Cash Flows From Investing Activities:
Purchases of short-term investments	—	—	(24,071,842)
Maturities of short-term investments	—	10,764,490	13,307,352
Acquisition of property and equipment	(616,353)	(970,278)	(550,205)
Net cash (used in) provided by investing activities	(616,353)	9,794,212	(11,314,695)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option and warrant exercises	44,940	50,000	60,724
Proceeds from initial public offering	—	—	47,058,000
Proceeds from issuance of common stock under the ESPP plan	259,935	319,847	236,014
Payment of payroll taxes for net share settlement of equity awards	(57,224)	—	—
Payment of debt issuance costs	(50,000)	(30,000)	(49,497)
Payment of initial public offering costs	—	—	(941,027)
Proceeds from borrowings	—	2,000,000	2,750,000
Repayment of borrowings	(385,058)	(2,088,158)	(17,755,523)
Repayment of capital leases	(11,418)	(9,352)	(7,153)
Net cash (used in) provided by financing activities	(198,825)	242,337	31,351,538

Net increase (decrease) in cash and cash equivalents	2,974,270	(1,862,116)	9,772,273
Cash and cash equivalents—beginning of year	15,323,143	17,185,259	7,412,986
Cash and cash equivalents—end of year	$18,297,413	$15,323,143	$17,185,259

See accompanying notes to financial statements.

SENORX, INC.
STATEMENT OF CASH FLOWS (Continued)

	Year Ended December 31,
	2009	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$136,193	$67,060	$1,241,449
Deferred offering costs offset against offering proceeds of initial public offering	$—	$—	$1,325,131
Promissory note converted to common stock	$—	$—	$10,000,000
Preferred stock converted to common stock	$—	$—	$46,809,813
Warrant liability transferred to equity and subsequently exercised	$—	$—	$698,374
Net other assets transferred to fixed assets	$—	$90,949	$—
Net fixed assets transferred to other assets	$—	$—	$26,512
Property and equipment acquired included in accounts payable	$—	$8,930	$2,996
Capital leases	$—	$—	$14,477
Inventory transferred to fixed assets and other assets	$1,248,299	$960,990	$1,024,060

See accompanying notes to financial statements.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS

1.	GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Business—SenoRx, Inc. (the “Company”) is a medical device company focused on developing, manufacturing and selling minimally-invasive medical devices for the diagnosis and treatment of breast cancer. The Company was incorporated on January 21, 1998 as BiopSolation Medical, Inc. and subsequently changed its name to SenoRx, Inc.

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

Short-term Investments—The Company’s short-term investments consist of commercial paper issued by major U.S. financial institutions with a credit rating of A1/P1 and maturities of three to six months. The Company accounts for its investments in marketable securities under ASC 320, (formerly FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities”). Investments are recorded at amortized cost, which approximates fair value, and are classified as held to maturity based on the Company’s intent and ability to hold such investments until maturity.

Concentration of Credit Risks—The Company’s cash and cash equivalents at December 31, 2009 are invested in money market accounts that can be withdrawn without penalty at any time. The Company maintains cash balances in excess of federally insured limits in a reputable financial institution. As such, there is nominal credit risk with respect to cash and cash equivalents.

The Company has one product and several component parts for other products which are obtained from single-source suppliers. The Company has managed the risk associated with single-source suppliers by closely monitoring existing supply levels as compared to customer purchase orders. The Company is exposed to loss of revenue from the sale of these products if the supplier cannot fulfill demand.

The Company’s customer base is diverse and consists of hospitals and physicians. No single customer represents greater than 10% of net revenues during the years ended December 31, 2009, 2008 and 2007. The Company is exposed to risks associated with extending credit to its customers related to the sale of products. Management believes that credit risks on trade accounts receivable are mitigated by the diversity of its customers. The Company performs credit evaluations on its customers’ financial condition, and to date, credit losses have been within management’s expectations.

Following is a summary of activity in the allowance for doubtful accounts:

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts, beginning	$225,793	$107,728	$120,000
Provision for doubtful accounts	51,254	124,387	—
Write-offs, net of recoveries	(35,604)	(6,322)	(12,272)
Allowance for doubtful accounts, ending	$241,443	$225,793	$107,728

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

Computers and software	3 years
Manufacturing molds	3 years
Machinery and equipment	3 years
Demonstration and evaluation equipment	1 year
Office furniture and equipment	3 years
Trade show booth and equipment	1 to 3 years

Long-Lived Assets—The Company’s long-lived assets include property and equipment. In accordance with ASC 360, (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount and is equal to the amount the carrying value exceeds the fair value of the asset or asset group. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and, based on its most recent assessment at December 31, 2009, has determined that there was no material impairment at December 31, 2009.

Fair Value of Financial Instruments—ASC 820-10-65-4 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 820 as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2009, management believes that the carrying value of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments. At December 31, 2009, management believes that the fair value of the Company’s debt approximated its carrying value based on interest rates available to the Company at the time

Net Loss Per Share—Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Year Ended December 31,
	2009	2008	2007
Weighted-average common stock outstanding	17,381,404	17,252,550	13,325,186
Less: Unvested common shares subject to repurchase	(298)	(2,981)	(16,396)
Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,381,106	17,249,569	13,308,790

Revenue Recognition and Deferred Revenue—The Company recognizes revenues in accordance with ASC 605, (formerly Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company’s terms of sales specify that title transfers at the time of shipment by the Company. The Company generally uses contracts and purchase orders to determine the existence of an arrangement. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is reasonably assured, the Company assesses a number of factors, including past transaction history with the customer and creditworthiness of the customer. The Company generally does not provide any rights of return by the customer other than returns for product warranty related issues. In addition to these product warranty related returns, the Company occasionally accepts other returns at its discretion. Such returns have historically been insignificant, and reserves for these returns are established at the time of sale.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

For those sales that include multiple deliverables, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with ASC 605-25-30 (formerly known as EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”).  When more than one element, such as hardware and disposables, are contained in a single arrangement, revenues are allocated between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

The Company also places certain equipment with customers in return for the customer purchasing a minimum number of disposable procedure devices during a specified contract period. Title to the equipment passes to the customer at the end of the contract period provided the minimum purchase requirement is met. The cost of the equipment, which is included in other assets in the accompanying balance sheets is amortized to cost of goods sold based on the monthly disposable unit shipments compared to the total purchase commitment of disposables. In the event the customer does not fulfill the minimum purchase requirements, collection efforts may be undertaken and the Company will attempt to recover the equipment. If the collection efforts or recovery of the equipment is not successful, the unamortized equipment cost would be expensed to cost of goods sold.

Income Taxes—Income taxes are accounted for in accordance with ASC 740, (formerly SFAS No. 109, “Accounting for Income Taxes”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research and Development—Research and development costs are charged to operating expense in the year incurred. Research and development expense consists principally of expenditures for equipment, parts, tooling costs and outside third-party consultants, which are used in testing and the development of the Company’s devices under development, and compensation to specific Company personnel. The Company also expenses the costs of internally developed patents since recoverability is uncertain. The cost of equipment used in research and development activities which has alternative uses is capitalized as equipment. Such equipment is depreciated over estimated useful lives of three years.

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

Shipping and Handling—In accordance with ASC 605-45-45 (formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”), the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

Advertising—Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs have not been material for any period presented.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation—Effective January 1, 2006, we adopted ASC 718, (formerly SFAS 123R), which requires that all stock-based compensation to employees, including grants of employee stock options, be expensed in the financial statements based on their respective grant date fair values. The Company does not have a history of market prices of its common stock as it did not become a public company until April 2007. Therefore, volatility was estimated in accordance with ASC 718, (formerly SAB No. 107) using historical volatilities of other publicly traded companies within the same industry. The expected life of the awards is based on the simplified method as defined in ASC 718. The risk-free rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of not paying any dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements based on awards that are ultimately expected to vest. A summary of significant assumptions used in determining the fair value of the options is as follows:

	Year Ended December 31,
	2009	2008	2007
Expected life (years)	4.5 - 4.75	4.5 - 4.75	4.75 - 6.25
Risk-free interest rate	1.97% - 2.30%	1.62% - 3.26%	3.49% - 4.69%
Volatility	46% - 47%	45% - 48%	42% - 48%
Dividend yield	0%	0%	0%
Forfeiture rate	2.5%	2.5%	2.5%

The Company had a choice of two attribution methods for allocating compensation costs under ASC 718: the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company chose the latter method (i.e. graded vesting). The Company amortizes the fair value of each option over each option’s vesting period (requisite service period).

The Company has not recognized any income tax benefit for the stock-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.

Stock-based compensation relating to options included in the Company’s statement of operations under ASC 718 for the years ended December 31, 2009, 2008 and 2007 was:

	Year Ended December 31,
	2009	2008	2007
Cost of goods sold	$135,630	$87,257	$95,522
Research and development expense	704,602	766,954	436,211
Selling and marketing expense	524,596	429,618	428,443
General and administrative expense	824,467	852,109	858,030
	$2,189,295	$2,135,938	$1,818,206

Comprehensive Loss—For the years ended December 31, 2009, 2008 and 2007, there was no difference between the Company’s net loss and comprehensive loss.

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

Segment Reporting—ASC 280 (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the chief executive officer. The Company’s chief decision maker reviews the results of operations based on one industry segment: the production and sale of breast care products.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company reclassified $395,150 of warranty contracts at December 31, 2008 from accrued expenses to deferred revenue to conform to the current presentation in the December 31, 2009 balance sheet.

Recent Accounting Pronouncements— In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 requires companies to disclose transfers between Level 1 and Level 2 within the fair value hierarchy and describe the reasons for the transfers.  In addition, in the reconciliation of assets and liabilities in Level 3 of the fair value hierarchy, companies are required to present sales, purchases, issuances and settlements on a gross rather than net basis.  ASU No. 2010-06 also clarifies that companies should provide fair value measurement disclosures for each class of assets and liabilities and that companies should disclose the inputs and valuation techniques used to measure assets and liabilities that fall either in Level 2 or Level 3.  ASU No. 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the new Level 3 reconciliation disclosures, which will be effective for interim and annual periods beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition.  ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price.  In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements.  This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the company’s financial position, results of operations or cash flows directly when it becomes effective, as the company will not elect retrospective adoption. However, this update may impact how the company reflects multiple-element arrangements entered into subsequent to January 1, 2011, in the financial statements.

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

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Year Ended December 31,
	2009	2008
Computers and software	$663,609	$627,330
Manufacturing molds	1,950,762	1,641,464
Machinery and equipment	708,943	616,415
Demonstration and evaluation equipment	1,733,417	1,785,243
Office furniture and equipment	143,857	130,173
Trade show booth and equipment	195,709	157,196
Leasehold improvements	159,199	183,482
	5,555,497	5,141,303
Less accumulated depreciation	(4,454,805)	(3,587,102)
	$1,100,691	$1,554,201

4.	INVENTORY

Inventories consist of the following:

	Year Ended December 31,
	2009	2008
Raw materials	$2,927,151	$4,261,809
Work-in-process	743,578	382,188
Finished goods	2,645,259	4,789,187
	$6,315,988	$9,433,184

Long-term inventory of $429,606 is included in other assets in the accompanying balance sheet as of December 31, 2009.

5.	INCOME TAXES

The components of the federal and state income tax expense are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(554,501)	(1,999,514)	(2,748,189)
State	(459,825)	(736,813)	(949,164)
	(1,014,326)	(2,736,326)	(3,697,353)
Valuation allowance	1,014,326	2,736,326	3,697,353
Total	$—	$—	$—

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Taxes on income vary from the statutory federal income tax rate applied to earnings before taxes on income as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate applied to earnings before income taxes	$(991,232)	$(3,047,144)	$(3,476,549)
State income taxes—net of federal benefit	(252,500)	(486,296)	(626,448)
Meals and entertainment	63,160	96,568	82,274
Research and development credit	(343,383)	(158,645)	(147,853)
Equity based compensation	544,524	772,116	708,738
Change in fair value of convertible promissory note	—	—	(336,898)
Other	(34,895)	87,075	99,383
Change in valuation allowance	1,014,326	2,736,326	3,697,353
	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowances, are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss	$25,459,504	$26,468,355
Property and equipment	168,585	69,350
Capitalized assets	2,032,234	1,804,320
Tax credits	4,047,016	3,405,543
Accrued expenses	2,181,972	1,056,065
Total deferred tax assets	33,889,311	32,803,633
Deferred tax liabilities—state taxes	(2,230,931)	(2,157,047)
Net deferred tax assets	31,658,380	30,646,586
Valuation allowance	(31,658,380)	(30,646,586)
Net	$—	$—

At December 31, 2009, the Company has federal and state net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $65.3 million and $46.0 million, respectively. These carryforwards will begin to expire in 2018 and 2010, respectively.

 As of December 31, 2009, the Company's net operating loss carryforwards include approximately $857,000 of potential tax deductions related to stock option transactions that will be credited directly to additional paid in capital, if realized.

The Company has federal and state research credit carryforwards of approximately $1,813,000 and $2,203,000 respectively.  The federal research credit carryforwards will begin to expire in the year ending December 31, 2018 and the state research credit will carry forward until exhausted.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOL’s and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.  Ownership changes could impact the Company's ability to utilize the NOL’s and credit carryforwards remaining at the ownership change date.  As of December 31, 2009 the Company conducted an analysis with regard to its ownership and concluded a cumulative change in ownership of greater than 50% in a moving three-year period had not occurred.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of January 1, 2007, December 31, 2007, December 31, 2008 and December 31, 2009, the Company had unrecognized tax benefits of $410,000.  During each period from January 1, 2007 to December 31, 2009, there was no change in the unrecognized tax benefit as there was no change in judgment, lapse in statute of limitations, or examination by taxing authorities. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of interest expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of December 31, 2009. There are no penalties accrued as of December 31, 2009.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	1998 - 2008
California	2000 - 2008

6.           LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2009	2008
Equipment facility	$—	$10,058
Term loan	1,625,000	2,000,000
Capital leases	1,180	12,598
	1,626,180	2,022,656
Current portion of long-term debt	(501,180)	(390,246)
Long-term debt	$1,125,000	$1,632,410

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

The Revolving Line bears interest at an annual rate equal to the prime rate plus 0.25% (4.25% at December 31, 2009).  However, the annual rate applicable to the Revolving Line increases to the prime rate plus 1.00% if a financial ratio relating to the Company’s liquidity falls below a specified level. Interest on the Revolving Line is due monthly, with the principal due at the maturity date.  At December 31, 2009, there was $8.1 million available to borrow on the revolving line.  No amounts have been borrowed on the Revolving Line at December 31, 2009.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Term Loan

The Loan Agreement provides for a term loan in an aggregate amount of up to $2.0 million (the “Term Loan”), with a maturity date of March 30, 2013, unless the Revolving Line is not renewed at its maturity date in which case, all amounts outstanding under the Term Loan will become due at such time. The Term Loan bears interest at an annual rate equal to the prime rate plus 0.75% (4.75% at December 31, 2009). However, the annual rate applicable to the Term Loan increases to the prime rate plus 1.50% if a financial ratio relating to the Company’s liquidity falls below a specified level. The Loan Agreement allows for a single advance under the Term Loan which was requested in November 2008. Monthly payments of interest only on the amount outstanding on the Term Loan are due through March 31, 2009, followed by forty-eight (48) consecutive monthly installments of amortized principal and interest through the maturity date of the Term Loan. There was $1.6 million in principal outstanding at December 31, 2009.

Aggregate annual maturities of long-term debt at December 31, 2009 are as follows:

Years Ending December 31
2010	$500,000
2011	500,000
2012	500,000
2013	125,000
$1,625,000

Loan Agreement Obligations

The obligations under the Loan Agreement are secured by a security interest on substantially all assets of the Company, excluding intellectual property. The Loan Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum tangible net worth and a minimum liquidity ratio, and covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens or enter into negative pledge agreements, make investments, make distributions in respect of the Company’s capital stock (including repurchases of such capital stock) or enter into transactions with affiliates. At December 31, 2009, the Company was in compliance with all covenants.

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

7.	STOCKHOLDERS’ EQUITY

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

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following summarizes information about aggregate number of chares of restricted common stock issued pursuant to restricted stock purchase agreements:

	Year Ended December 31,
	2009	2008	2007
Unvested shares outstanding—beginning	2,981	16,396	25,318
Restricted shares issued upon exercise of stock options	—	—	—
Shares vested	(2,683)	(13,415)	(8,922)
Unvested common shares—ending	298	2,981	16,396

8.	STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

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

Stock Options— As of December 31, 2009, options to purchase a total of 2,433,120 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,216,799 shares were available for issuance under the 2006 Plan.

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of December 31, 2009, options to purchase a total of 614,638 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The 1998 Plan also permits for the issuance of restricted stock pursuant to grants of stock purchase rights. As of December 31, 2009, there were no outstanding stock purchase rights.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $2,189,295, $2,135,938 and $1,818,206, respectively, associated with employee performance-based and non-employee stock option and RSU awards.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding—December 31, 2006	600,168	3.05
Granted (weighted-average fair value of $4.64 per share)	764,086	9.67
Exercised	(47,583)	1.14
Forfeited	(63,890)	7.07

Outstanding—December 31, 2007	1,252,781	6.95
Granted (weighted-average fair value of $1.97 per share)	1,141,441	4.60
Exercised	(35,969)	1.39
Forfeited	(68,924)	8.61

Outstanding—December 31, 2008	2,289,329	$5.82
Granted (weighted-average fair value of $1.28 per share)	580,373	3.11
Exercised	(46,809)	0.96
Forfeited	(61,939)	7.51

Outstanding—December 31, 2009	2,760,954	$5.29	5.9	$7,752,517

Vested (exercisable)—December 31, 2009	1,340,119	$5.89	5.8	$2,958,650

Unvested (unexercisable)—December 31, 2009	1,420,835	$4.73	6.0	$4,793,867

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2009:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.60 – 1.75	216,896	3.5	$1.22	216,896	$1.22
$2.28 – 2.63	657,635	5.9	$2.30	199,959	$2.33
$3.00 – 5.97	705,849	6.2	$3.32	222,414	$3.46
$6.98 – 8.89	853,176	5.9	$7.94	465,786	$8.01
$9.55 – 12.01	327,398	7.2	$11.35	235,064	$11.32
	2,760,954			1,340,119

As of December 31, 2009, there was unrecognized compensation expense of $1.2 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.5 years. The aggregate intrinsic value of the options outstanding and options exercisable as of December 31, 2009 was $7.8 million and $3.0 million, respectively. The weighted average grant date fair value of stock options granted during the year ended December 31, 2009 was $1.28.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 2,622,906, which had a weighted average exercise price of $5.29. The average remaining life of these options was 5.9 years and the aggregate intrinsic value was $7.8 million at December 31, 2009.

Warrants — Upon the closing of the IPO in April 2007, the outstanding preferred stock warrants converted into warrants to purchase 462,046 shares of common stock. A summary of the activity of common stock purchase warrants is as follows:

		Warrant Price
	Number of Shares	Per Share	Total
Balance outstanding, December 31, 2006	462,046	6.86	3,169,635
Warrants issued	—	—	—
Warrants exercised	(243,446)	6.86	(1,670,039)

Balance outstanding, December 31, 2007	218,600	6.86	1,499,596
Warrants issued	—	—	—
Warrants exercised	—	—	—

Balance outstanding, December 31, 2008	218,600	$6.86	$1,499,596
Warrants issued	—	—	—
Warrants exercised	—	—	—

Balance outstanding, December 31, 2009	218,600	$6.86	$1,499,596

Restricted Stock Units — The 2006 Plan provides for awards of restricted stock units. Restricted stock units have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock units are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.

In 2009 and 2008, respectfully, the Company granted a total of 268,179 and 51,750 shares of restricted stock units to employees. The restricted stock units vest 50% per year over a two year period.

Restricted stock unit activity for the year ended December 31, 2009 is as follows:

	Number of Shares of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding—December 31, 2007	—
Granted	51,750	$2.38
Vested	—
Canceled or forfeited	—

Outstanding—December 31, 2008	51,750
Granted	268,179	$3.76
Vested	(27,875)
Canceled or forfeited	(5,250)

Outstanding—December 31, 2009	286,804

As of December 31, 2009, there was unrecognized compensation expense of $540,000 related to all unvested restricted stock units, which the Company expects to recognize on a “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards over a weighted average period of approximately 1.2 years.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE STOCK PURCHASE PLAN

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan provides eligible employees of the Company with an incentive by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing May 15 and November 15 of each year. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. During 2009, 2008 and 2007, the Company recorded $109,052, $135,652 and $145,966, respectively, for compensation related to the discounted purchase price and look-back feature of the Purchase Plan. The 2009 fair value of these discounts were estimated using a Black-Scholes pricing method with the following assumptions: $2.51 and $3.74 strike price; $2.95 and $4.40 share price; 184 days until expiration; 48% and 47.0% volatility and 0.29% and 0.17% interest rate on May 16, 2009 and November 16, 2009, respectively.  The 2008 fair value of these discounts were estimated using a Black-Scholes pricing method with the following assumptions: $6.16 and $2.08 strike price; $7.25 and $2.44 share price; 184 days until expiration; 48% and 46.5% volatility and 1.89% and 0.87% interest rate on May 16, 2008 and November 17, 2008, respectively.  The 2007 fair value of these discounts were estimated using a Black-Scholes pricing method with the following assumptions: $7.60 and $6.80 strike price; $8.94 and $8.00 share price; 228 and 182 days until expiration; 44% and 43% volatility and 4.08% and 5.05% interest rate on October 1, 2007 and April 3, 2007, respectively. As of December 31, 2009 and 2008 Purchase Plan participant contributions of $78,249 and $84,925, respectively, are included in other current liabilities in the accompanying balance sheets. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2009, 236,609 shares have been issued under the Purchase Plan.

10.	COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments are as follows:

Years Ending December 31,	Operating Leases
2010	$555,612
2011	580,452
2012	605,294
2013	626,004
2014	52,167
Total minimum lease payments	$2,419,529

Rent expense was $721,818, $610,087 and $447,741, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company provides a limited warranty against manufacturer’s defects on its products. Product warranty costs have not been significant.

FDA Inspection—The Company recently underwent an inspection of the Irvine manufacturing facility by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to the Company’s failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations will require the Company to take prompt action to strengthen its quality system. The Company completed a comprehensive corrective action plan that has been presented to the FDA outlining the steps and timing for coming into compliance with Quality Systems regulations.  The Company’s failure to adequately or timely implement or complete a corrective action plan could have a material adverse effect on the Company’s results of operations, cash flows and financial position.  The Company believes that the probability of incurring any loss related to this inspection is not determinable nor is the loss quantifiable at this time.  Accordingly, the Company has not accrued a loss related to matter as of December 31, 2009.

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

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic's request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic's unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted the Company and Hologic’s joint request to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, the Company jointly requested with Hologic that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing and a hearing on the Company’s motion for summary judgment of invalidity of certain claims was held and a ruling was issued on February 18, 2009. In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions seeking partial summary judgment:  Hologic filed a motion seeking partial summary judgment of infringement for certain claims, and the Company filed motions seeking partial summary judgment that certain claims were not infringed and that certain claims were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court issued an order on October 30, 2009 ruling that one of the asserted claims of U.S. Patent No. 6,482,142 patent was invalid, and that physicians using the Contura MLB infringed the other asserted claim of the '142 patent.  The Court further ruled that one asserted claim of U.S. Patent No. 6,413,204 and all asserted claims of U.S. Patent No. 5,913,813 were not infringed.  The remaining claims in the case were tried by a jury between December 2, 2009 and December 16, 2009.  On December 17, 2009, the jury returned a verdict ruling in the Company’s favor on all counts remaining in the case.  In particular, the jury found that the Company did not infringe the '204 patent, and that the remaining claims of the '204 patent and '142 patent were invalid for reasons of anticipation and obviousness.  The court issued a final judgment in the case on February 24, 2010.  Accordingly, following the result of the jury trial, the Contura MLB does not infringe any valid claim of any of the Hologic patents that were the subject matter of the litigation.  On February 26, 2010 Hologic filed a notice of its appeal of the Court's final judgment and other adverse orders opinions and rulings relating to the final judgment, claim construction and the summary judgment order.   No further dates have been scheduled at this juncture.  The Company believes that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time.  Accordingly, the Company has not accrued a loss related to this litigation as of December 31, 2009.  The Company intends to continue to vigorously defend itself in this matter.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

11.	SEGMENT INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	2009	2008	2007
United States	$48,300,930	$41,209,560	$32,321,888
Canada	1,826,367	1,200,218	1,052,543
Rest of world	5,450,002	4,274,810	1,661,405
Total	$55,577,299	$46,684,588	$35,035,836

No customer accounted for 10% or more of net revenues for any period presented.

At December 31, 2009, the Company has four product classes. Biopsy disposable products include the Company’s EnCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor products. Diagnostic adjunct products include the Marker product and the Gamma Finder product. Therapeutic disposable products include the Company’s Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Year Ended December 31,
	2009	2008	2007
Biopsy disposable products	$23,971,962	$21,041,449	$16,215,740
Biopsy capital equipment products	4,405,793	4,692,778	3,301,908
Diagnostic adjunct products	15,656,933	15,774,788	14,976,567
Therapeutic disposable products	11,542,611	5,175,573	541,621
Total	$55,577,299	$46,684,588	$35,035,836

Substantially all of the Company’s assets are in the United States.

12.	EMPLOYEE BENEFIT PLANS

In January 2003, the Company adopted a 401(k) retirement and savings plan which provides for voluntary employee participation subject to a waiting period. The plan provides for discretionary matching subject to the approval by the Company’s Board of Directors. The Company did not make contributions to this plan in the years ended December 31, 2009, 2008 and 2007.

SENORX, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

13.	QUARTERLY FINANCIAL DATA (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2009
Total revenues	$12,876,712	$13,502,201	$13,718,264	$15,480,122
Gross profit	9,057,903	9,538,400	9,732,193	10,882,833
Operating loss	(878,974)	(678,212)	(198,694)	(961,139)
Net loss	(928,372)	(709,708)	(235,443)	(1,014,610)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.01)	$(0.06)
Year ended December 31, 2008
Total revenues	$10,682,775	$11,186,118	$11,264,471	$13,551,224
Gross profit	6,629,325	6,859,816	7,321,549	9,370,571
Operating income (loss)	(2,229,534)	(5,265,563)	(1,753,930)	108,044
Net income (loss)	(1,994,537)	(5,131,592)	(1,677,021)	97,024
Net income (loss) per share, basic and diluted	$(0.12)	$(0.30)	$(0.10)	$0.01

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010		SenoRx, Inc.

	By:	/s/ John T. Buhler
John T. Buhler
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John T. Buhler and Kevin J. Cousins, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN T. BUHLER John T. Buhler	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 16, 2010

/S/ KEVIN J. COUSINS Kevin J. Cousins	Chief Financial Officer (Principal Accounting Officer)	March 16, 2010

/S/ VICKIE L. CAPPS Vickie L. Capps	Director	March 16, 2010

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	March 16, 2010

/S/ FREDERICK J. DOTZLER Frederick J. Dotzler	Director	March 16, 2010

/S/ JOHN L. ERB John L. Erb	Director	March 16, 2010

/S/ A. Thomas Bender A. Thomas Bender	Director	March 16, 2010

/S/ GREGORY D. WALLER Gregory D. Waller	Director	March 16, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.2(1)	Amended and Restated Certificate of Incorporation.

3.4(1)	Bylaws.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(5)	2006 Equity Incentive Plan.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 3, 2006, by and among the Registrant and certain stockholders.

10.6(1)	Standard Industrial/Commercial Multi-Tenant Lease, dated September 15, 1999, as amended on March 28, 2003 and November 1, 2003, by and between the Registrant and Columbia Investors, LLC.

10.7(1)	Loan and Security Agreement, dated March 15, 2002, and various amendments thereto, by and between the Registrant and Silicon Valley Bank.

10.7.1(1)	Amended and Restated Loan and Security Agreement, dated February 20, 2007, by and between the Registrant and Silicon Valley Bank.

10.8(1)	Convertible Subordinated Note Agreement, dated May 9, 2002, by and between the Registrant and Century Medical, Inc.

10.9(1)	$2,500,000 Loan and Security Agreement, dated December 27, 2004, by and between the Registrant and Venture Lending & Leasing IV, Inc.

10.10(1)	Note Purchase Agreement and Form of Subordinated Convertible Promissory Note, each dated May 4, 2006, by and between the Registrant and certain stockholders.

10.11(1)†	Agreement for Vacuum Assisted Breast Biopsy Needle, System, and Accessory Products, effective April 1, 2005 by and between the Registrant and KP Select.

10.12(1)	Executive Employment Agreement, dated May 1, 1999, by and between the Registrant and Lloyd Malchow.

10.13(1)†	Distribution Agreement, dated June 11, 2003, and various amendments thereto, by and among the Registrant, W.O.M. World of Medicine USA, Inc. and W.O.M. World of Medicine AG.

10.14(1)	Settlement Agreement, effective as of May 22, 2006, by and between the Registrant and Suros Surgical Systems, Inc.

10.15(1)	Loan and Security Agreement, dated December 8, 2006, by and between the Registrant and Escalate Capital I, L.P.

10.16(2)	Lease Agreement between The Irvine Company LLC and Registrant dated March 5, 2008.

10.17(3)	Change in Control Agreement between Registrant and Lloyd Malchow.

10.18(3)	Change in Control Agreement between Registrant and Paul Lubock.

10.19(3)	Change in Control Agreement between Registrant and Kevin Cousins.

10.20(3)	Change in Control Agreement between Registrant and William Gearhart.

10.21(3)	Change in Control Agreement between Registrant and Eben Gordon.

10.22(4)	Amendment dated September 30, 2008, to the Amended and Restated Loan and Security Agreement dated February 27, 2007, by and between the Registrant and Silicon Valley Bank.

10.23(4)	Loan and Security Agreement (Ex-Im Loan Facility) dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

10.24(4)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated September 30, 2008, by and between the Registrant and Silicon Valley Bank.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-134466), which was declared effective on March 28, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on August 29, 2008.

(4)	Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2008.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2009.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.