Form 10-Q
period 2010-03-31
SENORX INC
filed 2010-05-11
CIK 1097136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of April 30, 2010, 17,552,560 shares of the registrant’s common stock were outstanding.

SENORX, INC.

ITEM I: FINANCIAL INFORMATON
SENORX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$17,242,935	$18,297,413
Accounts receivable, net of allowance for doubtful accounts of $240,092 and $241,443, respectively	9,383,930	9,761,488
Inventory	5,970,736	6,315,988
Prepaid expenses and deposits	451,315	513,883
Total current assets	33,048,916	34,888,772
Property and equipment, net	1,111,882	1,100,691
Other assets, net of accumulated amortization of $269,270, and $327,548, respectively	1,355,700	1,247,049
TOTAL	$35,516,498	$37,236,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,417,856	$3,229,858
Accrued expenses, including accrued employee compensation of $1,356,628 and $1,872,096, respectively	3,211,600	3,585,090
Deferred revenue	565,398	566,839
Current portion of long-term debt	500,000	501,180
Total current liabilities	6,694,854	7,882,967
Long-term debt—less current portion	1,000,000	1,125,000
Deferred revenue—less current portion	311,127	272,027
Total liabilities	8,005,981	9,279,994
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 17,550,802 (2010) and 17,504,436 (2009) issued and outstanding	17,551	17,504
Additional paid-in capital	115,631,773	115,002,745
Accumulated deficit	(88,138,807)	(87,063,731)
Total stockholders’ equity	27,510,517	27,956,518
TOTAL	$35,516,498	$37,236,512

See accompanying notes to condensed financial statements.

SENORX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$13,427,847	$12,876,712
Cost of goods sold	4,002,019	3,818,809
Gross profit	9,425,828	9,057,903
Operating expenses:
Selling and marketing	6,146,741	6,261,447
Research and development	2,329,716	1,879,622
General and administrative	1,973,692	1,795,808
Total operating expenses	10,450,149	9,936,877
Loss from operations	(1,024,321)	(878,974)
Interest expense	54,407	57,446
Interest income	(3,652)	(8,048)
Loss before provision for income taxes	(1,075,076)	(928,372)
Provision for income taxes	—	—
Net loss	$(1,075,076)	$(928,372)
Net loss per share – basic and diluted	$(0.06)	$(0.05)
Weighted average shares outstanding-basic and diluted	17,504,257	17,329,469

See accompanying notes to condensed financial statements.

SENORX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,075,076)	$(928,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,810	462,638
Stock-based compensation	818,713	674,792
Provision for inventory obsolescence	—	48,076
Loss on disposal of assets	(10,821)	—
Changes in operating assets and liabilities:
Accounts receivable	377,558	(161,339)
Inventory	135,757	(312,576)
Prepaid expenses and deposits	62,568	(163,471)
Other assets	(49,158)	(989)
Accounts payable	(831,474)	(139,539)
Accrued expenses	(373,490)	329,049
Deferred revenue	37,659	45,200
Net cash used in operating activities	(655,312)	(146,531)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(83,384)	(127,425)
Net cash used in investing activities	(83,384)	(127,425)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock from stock option exercises	6,540	3,404
Payment of payroll taxes for net share settlement of equity awards	(196,178)	—
Repayment of borrowings	(125,000)	(10,058)
Repayment of capital leases	(1,180)	(2,669)
Net cash used in financing activities	(315,818)	(9,323)
Net decrease in cash and cash equivalents	(1,054,478)	(283,279)
Cash and cash equivalents—beginning of period	18,297,413	15,323,143
Cash and cash equivalents—end of period	$17,242,935	$15,039,864

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$30,613	$35,263
Inventory transferred to other assets	$152,444	$—
Inventory transferred to fixed assets and other assets	$169,727	$284,436
Other assets transferred to inventory	$112,676	$—
Property and equipment acquired included in accounts payable	$19,472	$39,370

See accompanying notes to condensed financial statements.

SENORX, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by SenoRx, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included in these notes and the accompanying condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2010 and the results of operations and cash flows for the related interim periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed on March 16, 2010 as part of the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies have not changed as of March 31, 2010.   This quarterly report should be read in conjunction with such report.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), was issued in February 2010. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The Financial Accounting Standard Board (the “FASB”) also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, ASU 2010-09 requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and to disclose such date. All of the amendments under ASU 2010-09 became effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors, which does not apply to the Company. The Company adopted the applicable provisions of ASU 2010-09 for the quarter ending March 31, 2010, and the adoption of ASU 2010-09 did not have a material impact on the financial statements.

3. INVENTORY

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$2,896,152	$2,927,151
Work-in-process	1,094,863	743,578
Finished goods	1,979,721	2,645,259
	$5,970,736	$6,315,988

Long-term inventory of $582,050 and $429,606 is included in other assets in the accompanying balance sheets as of March 31, 2010 and December 31, 2009, respectively.

4. STOCK OPTION PLANS

The Company’s 2006 Stock Option Plan (the “2006 Plan”), which was adopted by the Company’s board of directors in May 2006 and approved by the Company’s shareholders in June 2006 is designed to enable the Company to offer an incentive-based compensation system to employees, officers and directors of the Company and to consultants who do business with the Company. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock units (“RSU’s”) to purchase up to an aggregate of 6,213,599 shares of common stock. The 2006 plan will terminate in 2016 and also provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2007 fiscal year, equal to the lesser of:

●	3.5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;
●	630,000 shares; or
●	Such other amount as the board of directors may determine.

As of March 31, 2010, options to purchase a total of 2,138,499 shares of common stock were outstanding under the 2006 Plan and options to purchase a total of 1,793,129 shares were available for issuance under the 2006 Plan.

The Company also has a 1998 Stock Option Plan (“1998 Plan”) which plan was approved by the Company’s board of directors and shareholders in 1998. As of March 31, 2010, options to purchase a total of 614,093 shares of common stock were outstanding under the 1998 Plan and no options to purchase shares were available for issuance under the 1998 Plan.

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

As of March 31, 2010, there was unrecognized compensation expense of $654,000 related to unvested stock options which the Company expects to recognize over a weighted average period of 1.25 years. There were no stock options granted during the three months ended March 31, 2010.

As of March 31, 2010, the total number of options exercisable was 1,884,563 shares, which had a weighted average exercise price of $5.37. The average remaining life of these options was 4.0 years and the aggregate intrinsic value was $3.7 million at March 31, 2010.

As of March 31, 2010, the total number of outstanding options vested or expected to vest (considering anticipated forfeitures) was 2,614,962 shares, which had a weighted average exercise price of $5.29. The average remaining life of these options was 4.5 years and the aggregate intrinsic value was $5.6 million at March 31, 2010.

As of March 31, 2010, there was unrecognized compensation expense of $1.1 million related to unvested RSU’s which the Company expects to recognize over a weighted average period of 1.0 year. The weighted average grant date fair value of RSU’s granted during the three months ended March 31, 2010 was $7.29.

Stock-based compensation expense in the first quarter of 2010 was $818,714, which included $229,126 due to the accelerated vesting of options and RSU’s related to the death during the quarter of the Company’s former Chairman and Chief Executive Officer, Lloyd Malchow.

5.   EMPLOYEE STOCK PURCHASE PLAN

Effective April 3, 2007, the closing date of the IPO, the Employee Stock Purchase Plan (“Purchase Plan”) was established. The Company’s Purchase Plan was adopted by the Company’s board of directors effective as of May 2006 and approved by the Company’s stockholders in June 2006. The Purchase Plan provides eligible employees of the Company with an incentive by providing a method whereby they may voluntarily purchase common stock of the Company upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing May 15 and November 15 of each year. The 2006 Purchase Plan terminates in 2016. The Purchase Plan provides that eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. During the three months ended March 31, 2010 and 2009, the Company recorded $61,504, and $32,407, respectively, for compensation related to the discounted purchase price and look-back feature of the Purchase Plan. The 2010 fair value of these discounts were estimated using a Black-Scholes pricing method with the following assumptions: $3.74 strike price; $4.40 share price; 184 days until expiration; 47.0% volatility and 0.17% interest rate on November 16, 2009.  The 2009 fair value of these discounts were estimated using a Black-Scholes pricing method with the following assumptions: $2.08 strike price; $2.44 share price; 184 days until expiration; 46.5% volatility and 0.87% interest rate on November 17, 2008.  As of March 31, 2010 Purchase Plan participant contributions of $188,385, are included in other current liabilities in the accompanying balance sheet. A total of 550,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of March 31, 2010, 236,609 shares have been issued under the Purchase Plan.

6. INCOME TAXES

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

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As of March 31, 2010, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to the uncertainty of future utilization.  The Company did not record a tax benefit for the first quarter losses since a full valuation allowance was provided.

As of March 31, 2010, the Company had unrecognized tax benefits of $410,000.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest as part of interest expense in its Statements of Operations. Accrued interest on uncertain tax positions is not material as of March 31, 2010. There are no penalties accrued as of March 31, 2010.

Jurisdiction	Open Tax Years
Federal	1998 - 2008

California	1998 - 2008

7. NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period. In periods of a net loss position, basic and diluted weighted average shares are the same.

The following table sets forth the computation of denominator used in the computation of net loss per share:

	Three Months Ended March 31
	2010	2009
Weighted-average common stock outstanding	17,504,436	17,330,869
Less: Unvested common shares subject to repurchase	(179)	(1,400)
Total weighted-average number of shares used in computing net loss per share-basic and diluted	17,504,257	17,329,469

8. LITIGATION

The Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against the Company in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against the Company for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic's request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic's unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted the Company and Hologic’s joint request to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, the Company jointly requested with Hologic that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing and a hearing on the Company’s motion for summary judgment of invalidity of certain claims was held and a ruling was issued on February 18, 2009. In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions seeking partial summary judgment:  Hologic filed a motion seeking partial summary judgment of infringement for certain claims, and the Company filed motions seeking partial summary judgment that certain claims were not infringed and that certain claims were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court issued an order on October 30, 2009 ruling that one of the asserted claims of U.S. Patent No. 6,482,142 patent was invalid, and that physicians using the Contura MLB infringed the other asserted claim of the '142 patent.  The Court further ruled that one asserted claim of U.S. Patent No. 6,413,204 and all asserted claims of U.S. Patent No. 5,913,813 were not infringed.  The remaining claims in the case were tried by a jury between December 2, 2009 and December 16, 2009.  On December 17, 2009, the jury returned a verdict ruling in the Company’s favor on all counts remaining in the case.  In particular, the jury found that the Company did not infringe the '204 patent, and that the remaining claims of the '204 patent and '142 patent were invalid for reasons of anticipation and obviousness.  The court issued a final judgment in the case on February 24, 2010.  Accordingly, following the result of the jury trial, the Contura MLB does not infringe any valid claim of any of the Hologic patents that were the subject matter of the litigation.  On February 26, 2010 Hologic filed a notice of its appeal of the Court's final judgment and other adverse orders opinions and rulings relating to the final judgment, claim construction and the summary judgment order.  The appeal was docketed at the United States Court of Appeals for the Federal Circuit on March 8, 2010 and Hologic’s opening brief is due on May 7, 2010.  No further dates have been scheduled at this juncture.  The Company believes that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time.  Accordingly, the Company has not accrued a loss related to this litigation as of March 31, 2010.  The Company intends to continue to vigorously defend itself in this matter.

9. SEGMENT INFORMATION

The Company operates in one reportable operating segment focused on the development, manufacturing and selling of minimally-invasive medical devices that are used in the diagnosis and treatment of breast cancer.

Net revenues by geographic area are presented based upon the country of destination. No foreign country represented 10% or more of net revenues for any period presented. Net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2010	2009
United States	$10,720,564	$11,531,908
Canada	344,140	277,748
Rest of world	2,363,143	1,067,056
Total	$13,427,847	$12,876,712

No customer accounted for 10% or more of net revenues for any period presented.

At March 31, 2010, the Company has four product classes. Biopsy disposable products include the Company’s EnCor products. Biopsy capital equipment products include the consoles and other pieces (non-disposable) of the EnCor products. Diagnostic adjunct products include the Marker product and the Gamma Finder product. Therapeutic disposable products include the Company’s Contura Multi-Lumen Balloon (MLB) Catheter, which received FDA 510(k) clearance in May 2007.

Net revenues by product class are as follows:

	Three Months Ended March 31
	2010	2009
Biopsy disposable products	$5,767,186	$5,529,211
Biopsy capital equipment products	1,869,479	825,423
Diagnostic adjunct products	3,500,139	3,628,445
Therapeutic disposable products	2,291,043	2,893,633
Total	$13,427,847	$12,876,712

Substantially all of the Company’s assets are in the United States.

10. SUBSEQUENT EVENT

On May 4, 2010, the Company entered into a definitive merger agreement with C.R. Bard at a price of $11 per share, or approximately $213 million in the aggregate.  The acquisition is subject to certain closing conditions specified in the definitive agreement, including regulatory approvals and the approval of the Company’s stockholders.  The transaction is expected to close in the third quarter of 2010.

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

For the three months ended March 31, 2010, we generated net revenues of $13.4 million and a net loss of $1.1 million. As of March  31, 2010, our accumulated deficit was $88.1 million. We have not been profitable since inception. We expect our operating expenses to increase as we expand our business to meet anticipated increased demand for our EnCor system, expand sales of our Contura MLB and devote resources to our sales and marketing and research and development activities.

Net Revenues

We derive our revenues primarily from the sales of our breast biopsy systems, breast biopsy capital equipment, our tissue markers, Contura MLB and other products for breast care. Our largest market for these products is in the United States and Canada, where we employ a direct sales force. Our breast biopsy systems, the EnCor and EnCor 360, consist of two primary components: reusable handpieces and disposable probes, and are used in conjunction with our SenoRx Breast Biopsy Console. The disposable probes form the basis of a recurring revenue stream and also contribute to the sales of tissue markers. Diagnostic adjunct revenue consists primarily of tissue marker sales, both used with our breast biopsy systems and with competitor’s biopsy products. Our breast biopsy capital equipment includes a reusable handpiece, a control module and vacuum source used in conjunction with our disposable biopsy probe. We expect that the sales of biopsy disposable products will continue to grow in 2010.  Sales of biopsy capital equipment and sales of our adjunct products, such as our tissue markers and Gamma Finder, have begun to show signs of recovery as a result of the improvement in the general economic environment and we expect additional growth in the coming quarters. We have experienced significant revenue growth for Contura MLB since its commercial launch in January 2008. We experienced a decrease in net revenues for Contura MLB in the first quarter 2010, which we believe is as at least partially a result of the impact of new guidelines issued by the American Society of Radiation Oncology last fall.  These guidelines raised the age recommendations for patient selection criteria, effectively limiting participation in accelerated partial breast irradiation, APBI, or procedures.  We believe that an interim five year clinical study to be released later this year will show ABPI achieves equal or significantly similar results compared with whole breast radiation for evaluating reoccurrences and cosmetic outcomes.  We anticipate that as a result of this data Contura MLB will continue to provide revenue increases quarter over quarter in the coming quarters, however, at a lower percentage growth rate than that we experienced in 2009. We believe that overall placements of EnCor systems will continue to increase in 2010.

Cost of Goods Sold

Our cost of goods sold consists of the cost to manufacture and assemble our products, primarily including materials, components and labor. We assemble and package all of our finished products with the exception of our Gamma Finder product. We expect that our cost of goods sold as a percentage of revenues will decrease, and, correspondingly, gross profits will increase, as a percentage of net revenues with increased sales volume, product enhancements and outsourced manufacturing efficiencies. At the end of 2005, we entered into an agreement with a contract manufacturer in Thailand and began to transfer a portion of our manufacturing for certain components of our products to this site, and we anticipate that we will transfer additional manufacturing to this site in order to increase gross margins. We anticipate that our gross margin will continue to increase, though at a slower rate, in 2010 due to design and production process improvements, changes in product mix, the manufacturing efficiencies that we expect to see with increased production and the continued transfer of manufacturing of certain products and product components, including the recent completion of the transfer of our Encor probes, to our Thailand contract manufacturer.

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

In addition, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations requires us to take prompt action to strengthen our Quality System and is and will continue to result in increased expenses relating to quality and regulatory infrastructure. We continue to implement corrective actions in response to the Form 483 Notice and have not received any formal follow-up from the FDA, but may in the future, including an FDA warning letter or other sanctions by the FDA.

Our general and administrative expenses consist of the cost of corporate operations, litigation and professional services. We expect general and administrative expenses to decrease in absolute dollars as a result of the completion of the litigation relating to the Hologic patent infringement lawsuit.  In 2009 and 2008, we incurred $5.5 million and $4.9 million, respectively, in patent litigation expenses related to alleged patent infringement by Hologic.  On December 18, 2009 a jury delivered a verdict in our favor. On February 26, 2010, Hologic filed a notice of its appeal in the matter and the outcome of any such appeal process is unknown.   As a result, we believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of March 31, 2010. We expect to incur stock-based compensation expense for option grants and RSU’s.  We expect these expenses to remain essentially flat with 2009 levels. We also expect to incur stock-based compensation expense related to the issuance of common stock under our employee stock purchase plan.

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

Income Tax Expense

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating loss and other deferred tax assets. Should we achieve profitable results for the full year our estimated annual effective tax rate is expected to be 8.5%.

Results of Operations

The following table sets forth our results of operations expressed as percentages of revenues:

	For the Three Months Ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of goods sold	29.8	29.7
Gross profit	70.2	70.3
Operating expenses:
Selling and marketing	45.8	48.6
Research and development	17.3	14.6
General and administrative	14.7	13.9
Total operating expenses	77.8	77.2
Loss from operations	(7.6)	(6.8)
Interest expense	0.4	0.4
Interest income	—	(0.1)
Provision for income taxes	—	—
Net loss	(8.0)%	(7.2)%

Three months ended March 31, 2010 and 2009

Net Revenues. Net revenues increased $551,000, or 4.3%, to $13.4 million for the three months ended March 31, 2010 from $12.9 million for the three months ended March 31, 2009. Biopsy capital revenues increased $1.0 million, or 126.5%, reflecting both domestic and international demand for our biopsy systems.  Biopsy disposables increased $238,000, or 4.3% due to a larger installed base of EnCor systems and increased international demand.  Therapeutic disposable revenues, which includes Contrua MLB, decreased $603,000 or 20.8%, which we believe is as at least partially a result of  the impact of new guidelines issued by the American Society of Radiation Oncology last fall. Diagnostic adjunct revenues decreased $128,000, or 3.5% due to a modest reduction in sales of our marker products. In addition, we believe domestic biopsy procedure volumes were impacted due to the challenging economic conditions, specifically the loss of health insurance for patients due to a difficult job market.

Cost of Goods Sold and Gross Profit. Cost of goods sold increased $183,000, or 4.8%, to $4.0 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009. The increase in total cost of goods sold primarily consisted of an increase in direct labor, manufacturing overhead and material costs associated with our increased product sales. Gross profit increased $368,000, or 4.1% to $9.4 million or 70.2% of net revenues for the three months ended March 31, 2010 from $9.1 million or 70.3% for the three months ended March 31, 2009. The decrease in gross profit as a percentage of net revenues was attributable to a change in product mix that resulted primarily from an increase in capital product sales to 13.9% of net revenues for the three months ended March 31, 2010 from 6.4% for the three months ended March 31, 2009.  We believe gross margins will continue to benefit from improved efficiencies in the production of our disposable biopsy probe and the allocation of manufacturing overhead over greater product revenues and inventory unit production.

Selling and Marketing Expenses. Selling and marketing expenses decreased $115,000, or 1.8%, to $6.1 million for the three months ended March 31, 2010 from $6.3 million for the three months ended March 31, 2009. The decrease consisted of $140,000 in sales promotion expenses as demonstration equipment is now fully amortized and a decrease in salaries and related employee costs of $117,000 due to lower revenues and a decrease in travel and related employee costs resulting from expense management measures.   These decreases were partially offset by a $110,000 increase in departmental expenses, and a $32,000 increase in equity based compensation charges, including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan.

Research and Development Expenses. Research and development expenses increased $450,000, or 23.9%, to $2.3 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009. The increase in these expenses consisted primarily of $305,000 for new product programs, including EnCor II, SenoSonix IIe, Cavity Mark and other new products we plan to release in 2010 and 2011.  Salaries and the related employee costs increased $170,000 due to the expansion of the department to support our increased product development programs along with additional resources in our quality and regulatory departments in response to the FDA 483 Notice we received in the third quarter of last year.  General departmental expenses increased $104,000 and equity based compensation charges including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan increased by $10,000.  These increases were partially offset by a $139,000 decrease in professional fees as there were one-time charges in the prior year related to our marker development programs.

General and Administrative Expenses. General and administrative expenses increased $178,000, or 9.9%, to $2.0 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009.  General legal and professional fess increased $144,000 primarily due to strategic business development activities. Equity based compensation charges, including deferred compensation and the discount associated with shares purchased by employees under our Employee Stock Purchase Plan, increased $119,000, which includes $229,000 related to the accelerated vesting of existing options and restricted stock units that occurred when our then CEO, Lloyd Malchow, passed away in March 2010,  and which was partially offset by a $110,000 reduction for equity based compensation charges for other employees.  Salaries and related employee costs increased $58,000 due to annual salary increases and public company expenses increased $32,000.  These increases were partially offset by a decrease of $198,000 in costs incurred responding to the allegations by Hologic of patent infringement relating to our Contura MLB, which was the result of the jury returning a verdict in our favor in December 2009 and the lower patent legal expenses related to responding to an appeal filed by Holigic.

Interest Expense. Interest expense decreased $3,000 to $54,000 for the three months ended March 31, 2010 from $57,000 for the three months ended March 31, 2009.

Interest Income. Interest income decreased $4,000 to $4,000 for the three months ended March 31, 2010 from $8,000 for the three months ended March 31, 2009 primarily due to lower interest rates and lower cash balances resulting from working capital needs for operations and spending on patent litigation.

Liquidity and Capital Resources

General

We have incurred losses since our inception in January 1998 and, as of March 31, 2010, we had an accumulated deficit of $88.1 million.  From inception through March 31, 2010, we generated cumulative gross profit from the sale of our product offerings of $135.5 million.  To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock, debt issuances and our IPO that closed in April 2007. Cumulative net proceeds from the issuance of preferred stock totaled $46.8 million. Proceeds from the issuance of promissory notes totaled $8.0 million. Net proceeds from our IPO, including the sale of shares pursuant to the subsequent underwriters’ overallotment and after deducting total expenses, was $44.8 million. All of our preferred stock converted into common stock upon the closing of the IPO. In November 2007 we used $10.3 million to retire a December 2006 Subordinated Note and in February 2008 we used $2.0 million to repay a February 2003 convertible subordinated note and 2002 note obligations owing to Century Medical. In September 2008 we amended our existing loan agreement with SVB to, among other items, increase the total maximum amount available for borrowing from $4.0 million to $12.0 million. As of March 31, 2010, $2.0 million has been drawn down under this facility, of which $1.5 million is outstanding, and $7.1 million was available based on the borrowing formula for the facility.

We believe that our cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Net Cash Used in Operating Activities

Net cash used in operating activities was $655,000, for the three months ended March 31, 2010, which was primarily a function of a decrease in accounts payable and accrued expenses of $1.2 million and a decrease of $49,000 in other assets.  These uses of cash were partially offset by a decrease in accounts receivable of $378,000, a decrease in inventory of $136,000, a decrease in prepaid expenses of $63,000 and an increase in deferred revenue of $38,000.  The aggregate decrease in accounts payable and accrued expenses of $1.2 million was primarily due to the timing of payment obligations and the reduction in patent litigation expenses.  The $378,000 decrease in accounts receivable is due to timing and an increased focus on collection efforts.  While we expect that the amount of accounts receivable will fluctuate based on the timing of sales and collections, we expect our ratio of overall investment in accounts receivable as compared to revenues will continue to modestly increase.  The $143,000 decrease in inventory was due to a focus on expense management measures.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $83,000 during the three months ended March 31, 2010, which was attributable to the additions of new manufacturing molds.

Net Cash Used in Financing Activities

Net cash used in financing activities was $316,000 during the three months ended March 31, 2010, which was primarily attributable to the payment of payroll taxes for the net share settlement of equity awards of $196,000 and the scheduled repayments of $125,000 on our term loan with SVB.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), was issued in February 2010. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The Financial Accounting Standard Board (the “FASB”) also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, ASU 2010-09 requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and to disclose such date. All of the amendments under ASU 2010-09 became effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors, which does not apply to us. We adopted the applicable provisions of ASU 2010-09 for the quarter ending March 31, 2010, and the adoption of ASU 2010-09 did not have a material impact on the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including commercial paper, money market funds and corporate debt securities and U.S. government securities. Our cash and cash equivalents as of March 31, 2010, included liquid money market accounts. Due to the liquid nature of our cash and cash equivalents, we believe we have no material exposure to interest rate risk. Additionally, since the majority of our debt carries interest at fixed rates, we also believe changes in interest rates will not cause significant changes in our interest expense. Our revenues are denominated in U.S. dollars. Accordingly, we have not had exposure to foreign currency rate fluctuations. We expect to continue to realize our revenues in U.S. dollars.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 8, 2008, Hologic and its wholly-owned subsidiaries, including Cytyc Corporation and Cytyc LP, filed a lawsuit against us in the United States District Court, Northern District of California, San Jose Division. The complaint generally alleges patent infringement of certain Hologic brachytherapy patent claims, seeking unspecified monetary damages and an injunction against us for infringement of those claims. On February 6, 2008, Hologic filed a motion seeking a preliminary injunction in the case and requested that the Court stop the sale of Contura MLB. On March 7, 2008, Hologic filed an amended complaint restating its allegations regarding patent infringement, and adding new claims related to unfair competition under the Lanham Act and California state unfair competition and false advertising statutes. On April 25, 2008, the court denied Hologic's request for a preliminary injunction and ordered the parties to schedule a trial within 60 to 90 days of such date. On May 22, 2008, the Court issued an order scheduling the Markman claims construction hearing on the patent counts for June 25, 2008, and the trial in the case to start July 14, 2008. Pursuant to an agreement of the parties, the order also dismissed Hologic's unfair competition and false advertising claims under the Lanham Act and California state law, without prejudice. On June 24, 2008, the Court granted our joint request with Hologic to stay all proceedings, including the previously scheduled Markman claims construction hearing and the trial, until at least August 22, 2008 in order to provide the parties time to discuss possible resolution of the matter.  On August 22, 2008, we jointly requested with Hologic that the Court resume proceedings in the pending lawsuit.  On October 15, 2008, a Markman claims construction hearing and a hearing on our motion for summary judgment of invalidity of certain claims was held and a ruling was issued on February 18, 2009. In light of the Court's Markman ruling, on May 20, 2009, the parties separately filed motions seeking partial summary judgment:  Hologic filed a motion seeking partial summary judgment of infringement for certain claims, and we filed motions seeking partial summary judgment that certain claims were not infringed and that certain claims were invalid.  Briefing on the summary judgment motions was completed, and argument was held on August 21, 2009.  The Court issued an order on October 30, 2009 ruling that one of the asserted claims of U.S. Patent No. 6,482,142 was invalid, and that physicians using the Contura MLB infringed the other asserted claim of the '142 patent.  The Court further ruled that one asserted claim of U.S. Patent No. 6,413,204 and all asserted claims of U.S. Patent No. 5,913,813 were not infringed.  The remaining claims in the case were tried by a jury between December 2, 2009 and December 16, 2009.  On December 17, 2009, the jury returned a verdict ruling in our favor on all counts remaining in the case.  In particular, the jury found that we did not infringe the '204 patent, and that the remaining claims of the '204 patent and '142 patent were invalid for reasons of anticipation and obviousness.  The Court issued a final judgment in the case on February 24, 2010.  Accordingly, following the result of the jury trial, the Contura MLB does not infringe any valid claim of any of the Hologic patents that were the subject matter of the litigation. On February 26, 2010, Hologic filed a notice of its appeal of the Court's final judgment and other adverse orders, opinions, and rulings relating to the final judgment, claim construction and the summary judgment order. The appeal was docketed at the United States Court of Appeals for the Federal Circuit on March 8, 2010 and Hologic’s opening brief is due on May 7, 2010.  No further dates have been scheduled at this juncture.  We believe that the probability of incurring any loss related to this litigation is not determinable, nor is the amount of loss quantifiable at this time. Accordingly, we have not accrued a loss related to this litigation as of March 31, 2010.  We intend to continue to vigorously defend ourselves in this matter.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our proposed acquisition by C.R. Bard, Inc. creates unique risks in the time leading up to closing, and there are also risks relating to completing the conditions to closing; if the transaction is delayed or does not close, it could result in adverse effects on our business and stock price.

On May 4, 2010, we announced an agreement to be acquired by C.R. Bard, Inc. pursuant to an Agreement and Plan of Merger executed by the parties. We cannot assure you that the proposed acquisition will be consummated. In addition, the announcement and pendency of the merger could adversely affect and cause disruptions in our business, including, without limitation, affecting our relationships with our customers, partners, vendors and employees. The completion of the merger is subject to various closing conditions, including obtaining the approval of our stockholders and receiving antitrust approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We can neither guarantee that these closing conditions will be satisfied nor assure you that we will receive the required approvals. Accordingly, we cannot assure you that the proposed acquisition will be completed. In the event that the proposed acquisition is not completed or is delayed:

●	our relationships with distributors, customers, partners and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

●
management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed acquisition may require substantial commitments of their time and resources;

●	we may lose key employees;

●	certain costs related to the proposed acquisition, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed;

●	under certain circumstances, if the proposed acquisition is not completed we may be required to pay a termination (break-up) fee of up to $9.0 million; and

●	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.

The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed acquisition, and it restricts us, without C.R. Bard’s prior written consent, from taking certain specified actions until the acquisition is complete or the agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with C.R. Bard that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the pending transaction. Efforts are needed by our employees to ensure that during the pendency of the proposed transaction we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important stakeholders to avoid disruption with those companies and persons, including our customers, partners and vendors.

We have a limited history of operations and a history of net losses, therefore, we may not be able to generate significant revenues or profitability.

We have a limited history of operations upon which you can evaluate our business.  We began selling our first products in 2002, fully launched our flagship product for use in breast biopsy procedures, the EnCor system, in November 2005, and launched our flagship radiation therapy product, the Contura MLB, in January 2008.  We incurred net losses of $1.1 million for the three months ended March 31, 2010, $2.9 million  and $8.7 million for the years ended December 31, 2009 and 2008, respectively, and, as of March 31, 2010, had an accumulated deficit of approximately $88.1 million.  In order for us to become increasingly profitable, we believe that our EnCor system and Contura MLB must be widely adopted. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to sustain profitability would negatively impact the market price of our common stock and require us to obtain additional funding. If our future funding requirements increase beyond currently expected levels, as a result of our failure to sustain profitability relating to sales, litigation expenses or otherwise, we cannot make any assurance that additional funding will be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments.

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

Until 2007, we derived our revenues primarily from our tissue marker products. However, our EnCor system and Contura MLB now account for a majority of our revenue growth, and we expect this to continue for the foreseeable future. Our ability to meet this expectation is based upon a number of assumptions, including:

●	we have limited experience selling to radiological oncologists, the primary market for Contura MLB;

●	attracting and retaining qualified sales professionals to sell it;

●	differentiating Contura MLB from competing products and obtaining a significant share of this market;

●	protecting our products with intellectual property rights;

●	sustaining adequate third-party reimbursement ;

●	producing compelling clinical data on safety and effectiveness;

●	partnering, as necessary, with suppliers; and

●	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

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

Our industry has been characterized by frequent demands for licenses and litigation. Our competitors, potential competitors or other patent holders may, in the future, assert that our products and the methods we employ are covered by their patents or misappropriate their intellectual property. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There also could be existing patents that one or more components of our systems may inadvertently infringe. Although we may seek to settle any future claims, we may not be able to do so on reasonable terms, or at all. If we lose a claim against us, we may be ordered to pay substantial damages, including compensatory damages, which may be trebled in certain circumstances, plus prejudgment interest. We also could be enjoined, temporarily, preliminarily or permanently, from making, using, selling, offering to sell or importing our products or technologies essential to our products, which could significantly harm our business and operating performance. For example, we recently prevailed in our patent litigation suit with Hologic.  On February 26, 2010, Hologic filed a notice of its appeal in the matter and the outcome of any such appeal process is unknown.  If we lose this appeal, we may be completely prevented selling Contura MLB and as a result, our future prospects will be significantly harmed.  Moreover, any such appeal would be costly to defend and also be a significant distraction to management.

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

Contura MLB, which we received FDA 510(k) clearance in May 2007, has become a significant contributor to our revenues. The Contura MLB commercialization effort is fully engaged, but there remain significant challenges that must be overcome before we can obtain significant revenues from this product, including:

●	we have limited experience selling to radiological oncologists and physicists, the primary market for this product;

●	attracting and retaining qualified sales professionals to sell it;

●	differentiating Contura MLB from competing products and obtaining a significant share of this market;

●	protecting it with intellectual property rights;

●	obtaining adequate third-party reimbursement;

●	producing compelling clinical data on safety and effectiveness;

●	partnering, as necessary, with suppliers; and

●	manufacturing it consistently within our specifications and in accordance with the FDA’s Quality System Regulations.

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

We aim to be an attractive and convenient supplier for integrated breast centers by offering a broad product line of minimally-invasive devices for breast care specialists. Commercializing several product lines simultaneously may be difficult because we are a relatively small company. Additionally, offering a broad product line will require us to manufacture, sell and support some products that are not as profitable or in as high demand as some of our other products, which could have a material adverse effect on our overall results of operations. To succeed in our approach, we will need to grow our organization considerably and enhance our relationships with third-party manufacturers and suppliers. If we fail to make product introductions successfully or in a timely manner because we lack resources, or if we fail to adequately manufacture, sell and support our existing products, our reputation may be negatively affected and our results of operations could be materially harmed. Additionally, managing such a large line of products may be challenging for an organization of our size.  For example, we recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including the Contura MLB and Gel Mark product line. We are implementing a corrective action plan that may take significant time, require us to make additional expenditures and take a significant amount of management’s time and attention. In addition, the FDA may determine we have failed to adequately or timely implement or complete the corrective action plan, which could lead to the FDA promptly commencing an enforcement action against us without warning.

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

Many of our products compete, and our future products may compete, against products that are more established and accepted within our target markets. With fewer resources and operating history than many of our competitors and potential future competitors, and a less-established reputation, it may be difficult for our products to gain significant market penetration. We may be unable to convince physicians to switch their practice away from competing devices. Competing effectively will require us to distinguish our company and our products from our competitors and their products, and turns on factors such as:

●	ease of use and performance;

●	price;

●	quality and scale of our sales and marketing efforts;

●	our ability to offer a broad portfolio of products across the continuum of breast care;

●	establishing a strong reputation through compelling clinical study publications and endorsements from influential physicians; and

●	brand and name recognition.

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

The markets in which we compete involve rapid and substantial technological development and product innovations. There are few barriers to prevent new entrants or existing competitors from developing or acquiring products or technological improvements that compete effectively against our products or technology. If we are unable to innovate successfully to anticipate or respond to competitive threats, obtain regulatory approvals, or protect such innovation with defensible intellectual property, our revenues could fail to grow or could decline. Our business strategy is in part based upon our expectation that we will continue to make frequent new product introductions and improvements to existing products that will be demanded by our target customers. For example, we took steps during the first quarter to accelerate the flow of new products in our pipeline, including a new SenoSonix model incorporating a high-resolution, full-featured ultrasound system and a next generation design of EnCor, featuring a touch screen and other new features, both of which are planned for launch in 2010. If we are unable to continue to develop new products and technologies as anticipated, meet expected timelines or manage costs associated with such programs, our ability to grow and our future financial performance could be materially harmed.

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

We are focusing our sales efforts on becoming a preferred provider to integrated breast centers and other large customer accounts. We cannot assure you that we will be able to secure or maintain these accounts or that this strategy will maximize our revenue growth. These targeted customers often have a rigorous and lengthy qualification process for approving new vendors and products. Additionally, breast centers are in many cases not located at one physical location, but instead involve the coordinated efforts of various geographically dispersed offices and physicians, which may complicate the qualification process and may strain our sales and support organizations. Further, these customers have not entered, and we do not expect them in the future to enter, long-term contracts to purchase our products. Therefore, obtaining approval from these potential customers to sell them our products may not result in significant or long-term sales of our products to them. Our strategy of focusing on large institutions may result in relatively few customers contributing a significant amount to our revenues.  For example, Kaiser Permanente is our largest customer, which represented approximately 4.3% of our total revenues for the three months ended March 31, 2010 and 4.7% for the year ended December 31, 2009.  We cannot assure you that Kaiser or other large customer accounts will continue to purchase our products.  The loss of any of these customers could have a material adverse impact on our results of operations.

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

Additionally, the number of mammograms performed in the United States has declined since 2007, which in turn reduced the number of number of biopsy procedures performed domestically. Coupled with this trend, the biopsy business has also been impacted by the reduced procedural volume that we are experiencing due to economic conditions, and specifically the loss of health insurance for many patients due to a difficult job market. A continuation of these trends may have a material adverse effect on our revenue, profitability and business.

Sales of Contura MLB, as well as the general market for Accelerated Partial Breast Irradiation, or APBI, have been impacted by recently published revised guidelines by the American Society for Radiation Oncology, or ASTRO.  These new guidelines raised the age recommendation for patient selection criteria, effectively limiting the pool of participants eligible for APBI treatment. We have experienced positive adoption of Contura MLB by early adopters in the medical community, however, the balance of the community is waiting for additional validation of the clinical efficacy of Contura MLB.  We believe an interim report providing additional clinical data will be available later this year, however, such report may be delayed or incomplete, not provide the required data or not result in ASTRO revising its guidelines.

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

We rely on a direct sales force to sell our products. In order to meet our anticipated sales objectives, we expect to grow our sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including our ability to:

●	hire and successfully integrate qualified individuals as needed;

●	provide adequate training for the effective sale of our products;

●	retain and motivate our sales employees; and

●	integrate our new brachytherapy sales professionals and successfully sell into the radiation oncology market.

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

For the three months ended March 31, 2010, we derived approximately 82.4% of our net revenues from sales within the United States and Canada. We have entered into distribution agreements with third parties outside the United States and Canada, but do not anticipate sales of our products through these distributors becoming a significant portion of our revenues in the foreseeable future. If we do begin to offer our products more broadly outside the United States and Canada, we expect that we will remain dependent on third-party distribution relationships and will need to attract additional distributors to increase the number of territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth could be materially adversely affected.

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

We may encounter difficulties in manufacturing relating to our products and products under development for the following reasons:

●	our limited experience in manufacturing such products in significant quantities and in compliance with the FDA’s Quality System Regulation;

●	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the manufacturing, assembly and testing operations; and

●	some of the components and materials that we use in our manufacturing operations are currently provided by sole and single sources of supply.

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

Although we manufacture certain components and assemble some of our products at our corporate headquarters in Irvine, California, we rely on third parties to manufacture most of the components of our products. Since the end of 2005, we have transferred, and continue to transfer, a significant portion of our manufacturing and product assembly operations to a third party contract manufacturer in Thailand. Because of the distance between California and Thailand, we may have difficulty adequately supervising and supporting its operations. There are several risks inherent in relying on third-party manufacturers, including:

●	failure to meet our requirements on a timely basis as demand grows for our products;

●	errors in manufacturing components that could negatively affect the performance of our products, cause delays in shipment of our products, or lead to malfunctions or returns;

●	inability to manufacture products to our quality specifications and strictly enforced regulatory requirements;

●	inability to implement design modifications that we develop in the future;

●	unwillingness to negotiate a long-term supply contract that meets our needs or to supply components on a short-term basis on commercially reasonable terms;

●	prioritization of other customers orders over ours;

●	inability to fulfill our orders due to unforeseen events, including foreign political events, that result in a disruption of their operations; and

●	continued fluctuations in the value of the U.S. dollar could impact our future third-party manufacturing costs.

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

As a public company, we will require greater financial resources than we have had as a private company. We will need to hire additional employees for our finance department. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	fraudulent action of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

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

We recently underwent an inspection of our manufacturing facilities by the FDA, which resulted in the issuance on September 30, 2009 of an FDA Form 483, Notice of Inspectional Observations, from the FDA related to our failure to properly implement and maintain adequate methods and documentation of the design, testing, production, control, quality assurance, storage, shipping and post-market surveillance for some of our products, including the Contura MLB and Gel Mark product line.  The Notice of Inspectional Observations requires us to take prompt action to strengthen our Quality System.  We have completed a comprehensive corrective action plan that has been presented to the FDA outlining the steps and timing for coming into compliance with Quality System regulations and we continue to implement such corrective actions.  The implementation of the corrective action plan may take significant time, require us to make additional expenditures and take a significant amount of management’s time and attention. In addition, the FDA may determine we have failed to adequately or timely implement or complete the corrective action plan.  Such a determination could lead to the FDA promptly commencing an enforcement action against us without warning, which may include the following sanctions:

●	injunctions, fines, other civil penalties or issuance of a Warning Letter;

●	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

●	suspension or withdrawal of our FDA clearances or approvals;

●	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

●	product recalls, product seizures or criminal prosecution of our company, our officers or our employees.

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

Any products cleared or approved by the FDA are subject to on-going regulation. Any discovery of previously unknown or unrecognized problems with the product or a failure of the product to comply with any applicable regulatory requirements can result in, among other things:

●	Warning Letters, injunctions, fines or other civil penalties;

●	the refusal of, or delay by, the FDA in granting further 510(k) clearances or approving further premarket approval applications;

●	suspension or withdrawal of our FDA clearances or approvals;

●	operating restrictions, including total or partial suspension of production, distribution, sales and marketing of our products; or

●	product recalls, product seizures or criminal prosecution of our company, our officers or our employees.

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	volume and timing of sales of our products;

●	the introduction of new products or product enhancements by us or our competitors;

●	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

●	our ability to develop, obtain regulatory clearance or approval for, and market, new and enhanced products on a timely basis;

●	product liability claims or other litigation;

●	quarterly variations in our or our competitors’ results of operations;

●	sales of large blocks of our common stock, including sales by our executive officers and directors;

●	announcements of technological or medical innovations for the diagnosis and treatment of breast cancer;

●	changes in governmental regulations or in the status of our regulatory approvals or applications;

●	changes in the availability of third-party reimbursement in the United States or other countries;

●	changes in earnings estimates or recommendations by securities analysts;

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

●	limited liquidity and low trading volumes for our common stock.

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

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

●	a classified board of directors;

●	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

●	a supermajority stockholder vote requirement for amending certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws;

●	limitations on stockholder actions by written consent; and

●	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

___________________
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

Date: May 11, 2010	/s/ John T. Buhler
John T. Buhler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	/s/ Kevin J. Cousins
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

___________________
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